Form 10-Q
period 2017-06-30
Federal Street Acquisition Corp.
filed 2017-08-29
CIK 1701821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38153

FEDERAL STREET ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-0908890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Federal Street, 35th Floor Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

(617) 227-1050

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer

☒ Non-accelerated filer	☐ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of August 29, 2017, there were 46,000,000 shares of the Company’s Class A common stock, par value $0.0001, and 11,500,000 shares of the Company’s Class F common stock, par value $0.0001, issued and outstanding.

FEDERAL STREET ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30, 2017
(Unaudited)
ASSETS
Current asset — cash	$22,186
Deferred offering costs	268,128
Total Assets	$290,314

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accrued expenses	$1,686
Accrued offering costs	115,314
Promissory note — related party	150,000
Total Current Liabilities	267,000

Commitments

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class F Common stock, $0.0001 par value; 20,000,000 shares authorized; 11,500,000 shares issued and outstanding(1)	1,150
Additional paid-in capital	23,850
Accumulated deficit	(1,686)
Total Stockholder’s Equity	23,314
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$290,314

(1)         Includes an aggregate of 1,500,000 shares held by the initial stockholder that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2017	For the Period from March 21, 2017 (inception) through June 30, 2017

Formation and operating costs	$1,686	$1,686
Net Loss	$(1,686)	$(1,686)

Weighted average shares outstanding, basic and diluted (1)	10,000,000	10,000,000

Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1)         Excludes an aggregate of 1,500,000 shares held by the initial stockholder that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(1,686)
Changes in operating assets and liabilities:
Accrued expenses	1,686
Net cash used in operating activities	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholder	25,000
Proceeds from promissory note — related party	150,000
Payment of offering costs	(152,814)
Net cash provided by financing activities	22,186

Net Change in Cash	22,186
Cash — Beginning	—
Cash — Ending	$22,186

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$115,314

The accompanying notes are an integral part of the unaudited condensed financial statements.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Federal Street Acquisition Corp. (the “Company”), is a newly organized blank check company incorporated in Delaware on March 21, 2017. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more operating businesses that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on healthcare industry.

At June 30, 2017, the Company had not yet commenced any operations. All activity through June 30, 2017 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below.

The registration statement for the Company’s Initial Public Offering was declared effective by the Securities and Exchange Commission (“SEC”) on July 18, 2017. On July 24, 2017, the Company consummated the Initial Public Offering of 46,000,000 units (“Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which includes a full exercise by the underwriters of their over-allotment option in the amount of 6,000,000 Units at $10.00 per Unit, generating gross proceeds of $460,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 14,950,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, FS Sponsor LLC (the “Sponsor”), generating gross proceeds of $14,950,000, which is described in Note 4.

Following the closing of the Initial Public Offering on July 24, 2017, an amount of $460,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below, except that interest earned on the Trust Account can be released to pay the Company’s franchise and income tax obligations and up to $750,000 per year can be released for working capital purposes.

Transaction costs amounted to $26,132,830, consisting of $9,200,000 of underwriting fees, $16,100,000 of deferred underwriting fees (see Note 6) and $832,830 of Initial Public Offering costs. In addition, at July 24, 2017, $4,672,485 of cash was held outside of the Trust Account and was available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding any deferred underwriting commissions and taxes payable) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay its franchise and income tax obligations). The per-share amount to be distributed to the stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 7). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate”), conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 20% or more of the Class A common stock sold in the Initial Public Offering.

The Company has until July 24, 2019 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less up to $750,000 of interest previously released per year for working capital purposes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per Public Share.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund the Company’s working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Sponsor, officers and directors (the “Initial Stockholders”) have agreed to (i) vote their Founder Shares (as defined in Note 5), and any Public Shares they may acquire during or after the Initial Public Offering in favor of approving a Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a Business Combination, (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination within the Combination Period, (iv) not to propose an amendment to the Company’s Amended and Restated Certificate that would affect the substance or timing of the Company’s obligation to redeem 100% of their Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment, and waive their redemption rights in connection with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus as filed with the SEC and declared effective on July 18, 2017, which includes the Company’s audited financial statements as of April 20, 2017 and for the period from March 21, 2017 (inception) through April 20, 2017, as well as the Company’s Form 8-K, as filed with the SEC on July 28, 2017. The interim results for the period from March 21, 2017 (inception) through June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from the Company’s estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017.

Deferred offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $26,132,830 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period ended June 30, 2017.

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture by the Initial Stockholder. Weighted average shares were reduced for the effect of an aggregate of 1,500,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). At June 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 46,000,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 6,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 14,950,000 Private Placement Warrants at $1.00 per Private Placement Warrant for an aggregate purchase price of $14,950,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 4, 2017, the Company issued an aggregate of 10,062,500 shares of Class F common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. On June 19, 2017, the Company effected a stock dividend of 1,437,500 shares of its Class F common stock, resulting in an aggregate of 11,500,000 Founder Shares being held by the Sponsor. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 7.

The Founder Shares included an aggregate of up to 1,500,000 shares of Class F common stock subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to exercise their over-allotment option in full, 1,500,000 Founder Shares of Class F common stock are no longer subject to forfeiture.

The Initial Stockholders have agreed not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after a Business Combination, or (y) the date the Company completes a liquidation, merger, stock exchange or similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering. The loan was non-interest bearing, unsecured and due on the earlier of September 30, 2017 or the closing date of the Initial Public Offering. The loan was repaid upon the consummation of the Initial Public Offering. As of June 30, 2017, the outstanding balance amounted to $150,000.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing from the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor and/or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest. Up to $2,000,000 of the Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, to purchase 2,000,000 shares of Class A common stock. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on July 18, 2017, the holders of the Founder Shares, the Private Placement Warrants (and their underlying securities) and any warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 6,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option, and such purchase was completed concurrently with the completion of the Initial Public Offering.

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $9,200,000. In addition, the underwriters are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $16,100,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2017, there were no shares of Class A common stock issued and outstanding.

Class F Common Stock — The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. At June 30, 2017, there were 11,500,000 shares of Class F common stock issued and outstanding, of which 1,500,000 shares were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Company’s Initial Stockholders would own 20% of the issued and outstanding shares after the Initial Public Offering.

The shares of Class F common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment as follows. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering in connection with the closing of the Business Combination, including any such issuances or deemed issuances the proceeds of which are used to acquire a Business Combination target (such as through a specified future issuance), and excluding any Class A common stock or equity-linked securities issued to any seller in the initial Business Combination or any Private Placement Warrants issued to the Sponsor or its affiliates upon conversion of Working Capital Loans made to the Company, the ratio at which shares of Class F common stock shall convert into shares of Class A common stock will be adjusted so that the number of shares of Class A common stock issuable upon conversion of all shares of Class F common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued in addition to those offered in the Initial Public Offering. However, no such adjustment to the conversion ratio shall be made for the issuances of shares of Class A common stock or equity-linked securities if the holders of a majority of the outstanding shares of Class F common stock agree to waive such adjustment with respect to such issuance, the Company’s Board of Directors determines that such issuance was not made or deemed issued in connection with a Business Combination (such as through a specified future issuance), or if such shares of  Class A common stock or equity-linked securities are issued to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor or its affiliates upon conversion of Working Capital Loans.

Holders of Class A common stock and Class F common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH JUNE 30, 2017

(Unaudited)

(b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the warrants (except as described above with respect to the Private Placement Warrants):

•                  in whole and not in part;

•                  at a price of $0.01 per warrant;

•                  at any time during the exercise period;

•                  upon a minimum of 30 days’ prior written notice of redemption;

•                  if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•                  if, and only if, there is an effective registration statement under the Securities Act covering the shares of the Company’s Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of the Company’s Class A common stock is available throughout the 30-trading day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Federal Street Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to FS Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 21, 2017 in Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants that occurred simultaneously with the completion of our Initial Public Offering, proceeds of the sale of our capital stock in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), debt or a combination of cash, stock and the foregoing.

At June 30, 2017, we had not identified any business combination targets nor initiated any discussions directly or indirectly with respect to identifying any business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2017 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2017 and for the period from March 21, 2017 (inception) through June 30, 2017, we had a net loss of $1,686 and incurred costs of $268,128 with regard to the Company’s Initial Public Offering which were classified as deferred offering costs on the Company’s condensed balance sheet as of June 30, 2017.

The Company’s entire activity from March 21, 2017 (inception) through June 30, 2017 was in preparation for the Initial Public Offering, which was consummated on July 24, 2017.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $22,186. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on July 24, 2017, we consummated the Initial Public Offering of 46,000,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 6,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $460,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 14,950,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $14,950,000.

Following the Initial Public Offering, a total of $460,000,000 was placed in the Trust Account and we had $4,672,485 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering, and available for working capital purposes. We incurred $26,132,830 in Initial Public Offering related costs, including $9,200,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $832,830 of Initial Public Offering costs.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions), to acquire a target business or businesses and to pay our expenses relating thereto. We may withdraw interest to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayments. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, to purchase 2,000,000 shares of Class A common stock. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, which may include a specified future issuance. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations, although there can be no assurances a third-party financing will be available on acceptable terms, if at all.

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2017. We did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company as of June 30, 2017. We began incurring these fees on July 24, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated July 18, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated July 18, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 14,950,000 Private Placement Warrants at a price of $1.00 per warrant, to our Sponsor, generating total proceeds of $14,950,000. The Private Placement Warrants are the same as the warrants sold in the Initial Public Offering, except that the Private Placement Warrants (i) will be non-redeemable so long as they are held by the Sponsor or its permitted transferees and (ii) may be exercisable on a cashless basis. In addition, the Private Placement Warrants and their underlying securities will not be transferable, assignable or salable until 30 days after the consummation of the Business Combination. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

Subsequent to the quarterly period covered by this report, on July 24, 2017, we consummated our Initial Public Offering of 46,000,000 units (inclusive of 6,000,000 units sold to pursuant to the underwriters exercising their over-allotment option), with each unit consisting of one share of our Class A common stock and one-half (1/2) of one warrant, each whole warrant entitling the holder to purchase one share of Class A common stock at a price of $11.50. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. However, if we do not complete a Business Combination within the period allotted to complete the Business Combination, the warrants will expire at the end of such period. If we are unable to deliver registered shares of Class A common stock to the holder upon exercise of warrants issued in connection with the 46,000,000 units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Initial Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

We paid a total of $9,200,000 in underwriting discounts and commissions and approximately $832,830 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $16,100,000 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the Business Combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $16,100,000 in underwriting discounts and commissions, which will be released from the Trust Account upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the private placement was $464,917,170, of which $460,000,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1*	Amended and Restated Certificate of Incorporation.
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Company on June 20, 2017).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Company on June 20, 2017).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Company on June 20, 2017).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Company on June 20, 2017).
4.4(1)	Warrant Agreement, dated July 18, 2017, between the Company and Continental Stock Transfer & Trust Company.
10.1(1)	Investment Management Trust Agreement, dated July 18, 2017, between the Company and Continental Stock Transfer & Trust Company.
10.2(1)	Registration Rights Agreement, dated July 18, 2017, among the Company, FS Sponsor LLC and certain other security holders named therein.
10.3(1)	Sponsor Warrants Purchase Agreement, dated July 18, 2017, between the Company and FS Sponsor LLC.
10.4(1)	Administrative Services Agreement, dated July 18, 2017, between the Company and FS Sponsor LLC.
10.5(1)	Letter Agreement, dated July 18, 2017, among the Company, its officers and directors and FS Sponsor LLC.
10.6(1)	Indemnity Agreement, dated July 18, 2017, between the Company and Michael A. Bell.
10.7(1)	Indemnity Agreement, dated July 18, 2017, between the Company and Gary L. Gottlieb.
10.8(1)	Indemnity Agreement, dated July 18, 2017, between the Company and Paul M. Montrone.
10.9(1)	Indemnity Agreement, dated July 18, 2017, between the Company and Henry A. McKinnell.
10.10(1)	Indemnity Agreement, dated July 18, 2017, between the Company and Scott M. Sperling.
10.11(1)	Indemnity Agreement, dated July 18, 2017, between the Company and Kent R. Weldon.
10.12(1)	Indemnity Agreement, dated July 18, 2017, between the Company and Charles P. Holden.
10.13(1)	Indemnity Agreement, dated July 18, 2017, between the Company and Arthur G. McAleer.
10.14(1)	Indemnity Agreement, dated July 18, 2017, between the Company and Shari H. Wolkon.
10.15(1)	Indemnity Agreement, dated July 18, 2017, between the Company and Michael P. Borom.

10.16	Promissory Note, dated March 24, 2017, issued to FS Sponsor LLC (incorporated by reference to Exhibit 10.1 filed with the Form S-1 filed by the Company on June 20, 2017).
10.17

Securities Subscription Agreement, dated April 4, 2017, between the Company and FS Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Company on June 20, 2017).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* *	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Incorporated by reference to our Current Report on Form 8-K filed on July 28, 2017.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL STREET ACQUISITION CORP.

Date: August 29, 2017	By:	/s/ Arthur G. McAleer
	Name:	Arthur G. McAleer
	Title:	President