Form 10-Q
period 2017-09-30
Federal Street Acquisition Corp.
filed 2017-11-09
CIK 1701821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38153

FEDERAL STREET ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-0908890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Federal Street, 35 th Floor Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

(617) 227-1050

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2017, there were 46,000,000 shares of the Company’s Class A common stock, par value $0.0001, and 11,500,000 shares of the Company’s Class F common stock, par value $0.0001, issued and outstanding.

FEDERAL STREET ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30, 2017
(Unaudited)
ASSETS
Current Assets
Cash	$4,573,852
Prepaid expenses	266,250
Total Current Assets	4,840,102

Cash and marketable securities held in Trust Account	461,069,825
Total Assets	$465,909,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$45,410
Income taxes payable	313,598
Total Current Liabilities	359,008

Deferred underwriting fees	16,100,000
Total Liabilities	16,459,008

Commitments
Common stock subject to possible redemption, 44,341,965 shares at redemption value	444,450,918

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 1,658,035 issued and outstanding (excluding 44,341,965 shares subject to possible redemption)	166
Class F Common stock, $0.0001 par value; 20,000,000 shares authorized; 11,500,000 shares issued and outstanding	1,150
Additional paid-in capital	4,389,936
Retained earnings	608,749
Total Stockholders’ Equity	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$465,909,927

The accompanying notes are an integral part of the unaudited condensed financial statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2017	For the Period from March 21, 2017 (inception) through September 30, 2017

Formation and operating costs	$145,792	$147,478
Loss from operations	(145,792)	(147,478)

Other income:
Interest income	976,806	976,806
Unrealized gain on marketable securities held in Trust Account	93,019	93,019
Other income, net	1,069,825	1,069,825

Income before provision for income taxes	924,033	922,347
Provision for income taxes	(313,598)	(313,598)
Net income	$610,435	$608,749

Weighted average shares outstanding, basic and diluted (1)	12,303,095	11,190,364

Basic and diluted net income per common share	$0.05	$0.05

(1)         Excludes an aggregate of 44,341,965 shares subject to redemption at September 30, 2017.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net income	$608,749
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(976,806)
Unrealized gain on marketable securities held in Trust Account	(93,019)
Changes in operating assets and liabilities:
Prepaid expenses	(266,250)
Accrued expenses	45,410
Income taxes payable	313,598
Net cash used in operating activities	(368,318)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(460,000,000)
Net cash used in investing activities	(460,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholder	25,000
Proceeds from sale of Units, net of underwriting discounts paid	450,800,000
Proceeds from sale of Private Placement Warrants	14,950,000
Proceeds from promissory note - related party	250,000
Repayment of promissory note - related party	(250,000)
Payment of offering costs	(832,830)
Net cash provided by financing activities	464,942,170

Net Change in Cash and Cash Equivalents	4,573,852
Cash and Cash Equivalents — Beginning	—
Cash and Cash Equivalents — Ending	$4,573,852

Non-Cash investing and financing activities:
Initial classification of common stock subject to redemption	$443,840,480
Change in value of common stock subject to redemption	$610,438
Deferred underwriting fees	$16,100,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

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

At September 30, 2017, the Company had not yet commenced any operations. All activity through September 30, 2017 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), described below.

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

Transaction costs amounted to $26,132,830, consisting of $9,200,000 of underwriting fees, $16,100,000 of deferred underwriting fees (see Note 6) and $832,830 of Initial Public Offering costs. At September 30, 2017, $4,573,852 of cash was held outside of the Trust Account and was available for working capital purposes.

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus as filed with the SEC and declared effective on July 18, 2017, which includes the Company’s audited financial statements as of April 20, 2017 and for the period from March 21, 2017 (inception) through April 20, 2017, as well as the Company’s Form 8-K, as filed with the SEC on July 28, 2017. The interim results for the period from March 21, 2017 (inception) through September 30, 2017 are not necessarily indicative of the results to be expected for the period from March 21, 2017 (inception) through December 31, 2017 or for any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017.

Cash and marketable securities held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 37,950,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per common share is the same as basic income per common share for the periods.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

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

Promissory Note — Related Party

The Sponsor loaned the Company $250,000 to be used for the payment of costs related to the Initial Public Offering. The loan was non-interest bearing, unsecured and due on the earlier of September 30, 2017 or the closing date of the Initial Public Offering. The loan was repaid upon the consummation of the Initial Public Offering.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing from the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended September 30, 2017 and the period from March 21, 2017 (inception) through September 30, 2017, the Company incurred $30,000 in fees for these services.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2017, there were 1,658,035 shares of Class A common stock issued and outstanding (excluding 44,341,965 shares of common stock subject to possible redemption).

Class F Common Stock — The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. At September 30, 2017, there were 11,500,000 shares of Class F common stock issued and outstanding.

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

•                                          if, and only if, the last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•                                          If, and only if, an effective registration statement under the Securities Act covering the shares of the Company’s Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of the Company’s Class A common stock is available throughout the 30-trading day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:                            Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:                            Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:                            Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$461,069,825

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

At September 30, 2017, we had not identified any business combination targets nor initiated any discussions directly or indirectly with respect to identifying any business combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2017 were organizational activities and those necessary to complete our Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2017, we had net income of $610,435, which consists of interest income on marketable securities held in the Trust Account of $976,806 and an unrealized gain on marketable securities held in our Trust Account of $93,019, offset by operating costs of $145,792 and a provision for income taxes of $313,598.

For the period from March 21, 2017 (inception) through September 30, 2017, we had net income of $608,749, which consists of interest income on marketable securities held in the Trust Account of $976,806 and an unrealized gain on marketable securities held in our Trust Account of $93,019, offset by operating costs of $147,478 and a provision for income taxes of $313,598.

Liquidity and Capital Resources

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

As of September 30, 2017, we had cash and marketable securities held in the Trust Account of $461,069,825 (including approximately $1,070,000 of interest income and unrealized gain on marketable securities) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through September 30, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the period March 21, 2017 (inception) through September 30, 2017, cash used in operating activities was $368,318, consisting primarily of net income of $608,749, interest earned on cash and marketable securities held in the Trust Account of $976,806 and an unrealized gain on marketable securities held in our Trust Account of $93,019. Changes in operating assets and liabilities provided $92,758 of cash from operating activities.

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

As of September 30, 2017, we had cash of $4,573,852 held outside the Trust Account .We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2017. We did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support provided to the Company. We began incurring these fees on July 24, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2017.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On July 24, 2017, we consummated a private placement of 14,950,000 Private Placement Warrants at a price of $1.00 per warrant, to our Sponsor, generating total proceeds of $14,950,000. The Private Placement Warrants are the same as the warrants sold in the Initial Public Offering, except that the Private Placement Warrants (i) are non-redeemable so long as they are held by the Sponsor or its permitted transferees and (ii) may be exercisable on a cashless basis. In addition, the Private Placement Warrants and their underlying securities are not transferable, assignable or salable until 30 days after the consummation of the Business Combination. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

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

Through September 30, 2017, we incurred $832,830 for costs and expenses related to the Initial Public Offering. At the closing of the Initial Public Offering, we paid a total of $9,200,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer $16,100,000 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the Business Combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $16,100,000 in underwriting discounts and commissions, which will be released from the Trust Account upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the private placement was $464,917,170, of which $460,000,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account. As of September 30, 2017, after giving effect to our Initial Public Offering and our operations subsequent thereto, $461,069,825 was held in the Trust Account, and we had $4,573,852  of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1) Incorporated by reference to our Current Report on Form 8-K filed on July 28, 2017.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL STREET ACQUISITION CORP.

Date: November 9, 2017	By:	/s/ Arthur G. McAleer
	Name:	Arthur G. McAleer
	Title:	President