Form 10-K
period 2017-12-31
Federal Street Acquisition Corp.
filed 2018-03-23
CIK 1701821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-38153

FEDERAL STREET ACQUISITION CORP.

(Exact name of registrant as specified in its Charter)

Delaware	82-0908890
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Federal Street, 35th Floor
Boston, MA 02110	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 227-1050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one Warrant	Nasdaq Capital Market
Class A common stock, $0.0001 par value per share	Nasdaq Capital Market
Warrants to purchase Class A common stock	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The registrant was not a public company as of June 30, 2017 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 16, 2018, there were 46,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 11,500,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

CERTAIN TERMS

References to “the Company,” “our,” “us” or “we” refer to Federal Street Acquisition Corp., a blank check company incorporated in Delaware on March 21, 2017. References to our “Sponsor” refer to FS Sponsor LLC, a Delaware limited liability company and an affiliate of THL. References to “THL” refer to Thomas H. Lee Partners, L.P., a Delaware limited partnership and its affiliates. References to our “IPO” refer to the initial public offering of Federal Street Acquisition Corp., which closed on July 24, 2017 (the “IPO Closing Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholder value are beyond our ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

ITEM 1.  BUSINESS

Introduction

We are a blank check company incorporated on March 21, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

On April 4, 2017, our Sponsor purchased an aggregate of 10,062,500 shares (the “Founder Shares”) of our Class F Common Stock, par value $0.0001 per share (the “Class F Common Stock”), for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, we effected a stock dividend with respect to our Class F Common Stock of 1,437,500 shares thereof, resulting in our initial stockholders holding an aggregate of 11,500,000 Founder Shares. Subsequently, our Sponsor transferred an aggregate of 25,000 Founder Shares to each of our independent directors (together with our Sponsor, the “Initial Stockholders”).

On July 24, 2017, we consummated our IPO of 46,000,000 units (the “Units”), including 6,000,000 Units issued pursuant to the full exercise of the underwriter’s over-allotment option. Each Unit consists of one share of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock” and together with the Class F Common Stock, the “Common Stock”), and one-half of one warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one share of our Class A Common Stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per share, generating gross proceeds to us of $460,000,000. Simultaneously with the consummation of our IPO, we completed the private sale of an aggregate of 14,950,000 warrants to our Sponsor (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, each exercisable to purchase one share of Class A Common Stock at an exercise price of $11.50 per share, generating proceeds to us of $14,950,000. The Private Placement Warrants have terms and provisions identical to those of the Warrants sold as part of the Units in the IPO, except that the Private Placement Warrants (i) are non-redeemable so long as they are held by the Sponsor or its permitted transferees and (ii) may be exercisable on a cashless basis. In addition, the Private Placement Warrants and their underlying securities are not transferable, assignable or salable until 30 days after the consummation of the Business Combination. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On the IPO Closing Date, $460,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited in a trust account (the “Trust Account”) and $4,672,485 of cash was held outside the Trust Account, after payment of all costs related to the IPO, and available for working capital purposes. We incurred $26,132,830 in IPO related costs, including $9,200,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $832,830 of other IPO related costs. Funds held in the Trust Account have been invested in U.S. government securities, within the meaning set forth in Section 2 (a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us. Funds will remain in the Trust Account until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below, except that interest earned on the Trust Account can be released to pay our franchise and income tax obligations and up to $750,000 per year can be released for working capital purposes.

On September 6, 2017, we announced that the holders of our Units may elect to separately trade the Class A Common Stock and Warrants included in the Units commencing on September 8, 2017 on the NASDAQ Stock Market (“NASDAQ”) under the symbols “FSAC” and “FSACW,” respectively. Those Units not separated will continue to trade on the NASDAQ under the symbol “FSACU.”

Business Strategy

Our business strategy is to identify, acquire and, after our Business Combination, build a company in the public markets. While we have a broad investment mandate, we intend to pursue a company in the healthcare or other industry that we believe will benefit from the experience and expertise of our management team and our board of directors. Our selection process will leverage our team’s network of relationships in the healthcare and other industries, including executives and management teams, private equity sponsors and other institutional investors, lenders, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of Business Combination opportunities. We believe a proactive and thematic approach to identifying acquisitions where we can leverage our deep domain expertise in healthcare and other industries as well as our operating expertise is fundamental to creating attractive investment returns. We believe our management team and our board of directors have the experience, capability and network to help create these opportunities as well as to help drive business improvements post-acquisition.

Our management team and our board of directors have substantial experience with the following activities under varying economic and financial market conditions:

• sourcing, structuring, acquiring and selling businesses;

• fostering relationships with sellers, capital providers and target management teams;

• operating companies as executives and active board members, and setting clear and effective business strategies for companies in healthcare and other industries;

• identifying and implementing new organic growth initiatives, including through sales force optimization, pricing, product development and geographic expansion;

• managing operational transformation, including significant cost restructuring plans, supply chain and procurement improvement and outsourcing;

• driving accretive acquisitions;

• designing successful organizations and managing human capital, including through development of aligned incentive compensation structures, retention and recruitment of outstanding executive leadership and formulating appropriate spans of control to encourage productive growth; and

• accessing the capital markets, including financing businesses and helping companies transition to public ownership.

We believe the collective experience of our team, combined with THL’s reputation in the investment community, will lead to many acquisition opportunities. Members of our management team are communicating with their network of relationships to articulate our acquisition themes, including the parameters of our search for a target company, and have begun the disciplined process of pursuing and reviewing promising leads.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We are using one or more of these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our Business Combination with a target business that does not meet these criteria and guidelines. We intend to focus on candidates that we believe:

• are potential market leaders with a defensible core business, secular trends driving revenue growth, barriers to entry, sustainable margins and established customer relationships;

• may be under performing and could benefit from the relationships and experience of THL and our management team;

• have opportunities to grow both organically and through acquisitions;

• are engaged in activities consistent with THL’s and our management team’s view of macro trends in the company’s industry;

• will be well received by public investors; and

• are expected to generate attractive risk-adjusted returns for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our Business Combination, which, as discussed in the prospectus, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

Our Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time the agreement to enter into a Business Combination. If our board of directors (the “Board”) is not able to independently determine the fair market value of the target business or businesses or we are considering a Business Combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm that is a member of Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Business Combination.

We may, at our option, pursue an Affiliated Joint Acquisition (“AJA”) opportunity jointly with one or more parties affiliated with THL, including without limitation, officers and partners of THL, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of THL and/or investors in funds, accounts, co-investment vehicles and other entities managed by affiliates of THL. Any such party may co-invest with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a specified future issuance. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any AJA or specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class F Common Stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our Initial Stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon the IPO plus all shares issued in the specified future issuance, unless our Sponsor, as the holder of a majority of the outstanding shares of Class F Common Stock, agrees to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class F Common Stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class F Common Stock, but would reduce the percentage ownership of holders of our Class A Common Stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both of our common stock.

We anticipate structuring our Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an AJA as described above, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, as we deem appropriate, industry research, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information which will be made available to us. We also expect to utilize our operational and capital planning experience to assess the strategy and operational plans of the target.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that our Business Combination is fair to us from a financial point of view.

Certain members of our management team and our independent directors directly or indirectly own our Common Stock and Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

Certain of our officers and directors have fiduciary and contractual duties to other entities, including without limitation, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of THL and to certain companies in which THL or such entities have invested. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such Business Combination to such entity, before we can pursue such opportunity. In addition, we may, at our option, pursue an AJA opportunity with a party to which an officer or director has a fiduciary or contractual obligation. Any such party may co-invest with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such party. Our amended and restated certificate of incorporation provides that we will renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

However, we do not expect these duties to materially affect our ability to complete our Business Combination. We believe this conflict of interest will be naturally mitigated, to some extent, by the differing nature of the acquisition targets THL typically considers most attractive for its investment funds and the types of acquisition targets we expect to find most attractive. THL’s traditional private equity activities typically involve investing in private companies, and while THL may take companies public, it typically invests in those entities several years prior to an initial public offering, not at the time of such offering. As a result, we may become aware of a potential transaction that is not a fit for the traditional private equity activities of THL but is an attractive opportunity for us.

Our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our officers and directors have time and attention requirements for investment funds, accounts, co-investment vehicles and other entities managed by affiliates of THL. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investments funds, accounts, co-investment vehicles and other entities managed by affiliates of THL (including, without limitation, arising as a result of certain of our officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment vehicles and other entities), THL and its affiliates will resolve such conflicts of interest in their sole discretion and there can be no assurance that such conflict of interest will be resolved in our favor.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred for marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Financial Position

With $461,549,163 in the Trust Account as of December 31, 2017, of which 445,449,163 is available for a Business Combination, assuming no redemptions and after payment of $16,100,000 of deferred underwriting fees, before fees and expenses associated with our Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Business Combination using the proceeds held in the Trust Account from our IPO and the sale of the Private Placement Warrants, our capital stock, in connection with our Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into), debt or a combination of these as the consideration to be paid in our Business Combination. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If a Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of purchases of our Common Stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Business Combination (which may include a specified future issuance), and we may effectuate our Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Business Combination. In the case of a Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We have reviewed and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, as a result of our management experience, execution history and ability to deploy capital. These sources include, but are not limited to, investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of our network of business relationships. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our final prospectus dated July 18, 2017 relating to the IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor, or any of our existing officers or directors or any entity which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Business Combination (regardless of the type of transaction that it is), except that we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial support and administrative services and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing a Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

Our Initial Stockholders hold 11,500,000 Founder Shares, which automatically convert into shares of Class A Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Common Stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in our Public Offering and related to the closing of the Business Combination, the ratio at which the Founder Shares shall convert into shares of Class A Common Stock will be adjusted so that the number of shares of Class A Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of Common Stock outstanding upon the completion of the IPO plus all shares of Class A Common Stock and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or pursuant to the Private Placement Warrants issued to our Sponsor. Holders of the Founder Shares and holders of our Class A Common Stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law.

In the case of a Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with a Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise in connection with a Business Combination.

We are not prohibited from pursuing a Business Combination with a business combination target that is affiliated with our Sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with a business combination target that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance —Conflicts of Interest,” neither THL nor members of our management team who are also employed by or otherwise have a relationship with THL have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the company. THL and/or our management, in their other endeavors, may also be required or may choose to present potential business combinations to third parties (in addition to any current or future THL fund, account or other investment vehicle (including their related co-investors, if any), before they present such opportunities to us. We may, at our option, pursue an AJA opportunity with a party to which an officer or director has a fiduciary or contractual obligation. Any such party may co-invest with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such party.

Selection of a Target Business and Structuring of our Initial Business Combination

Our Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of the agreement to enter into the Business Combination. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses or we are considering an Business Combination with an affiliated entity, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Business Combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete a Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that is owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our Business Combination.

To the extent we effect our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, as we deem appropriate, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of a Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. If we complete our Business Combination with only a single entity, our lack of diversification may:

• subject us to negative economic, competitive and regulatory developments and risks, any or all of which may have a substantial adverse impact on the particular industry in which we operate after a Business Combination, and

• cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of a Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the United States Securities and Exchange Commission (the “SEC”). However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each type of transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with us	No
Merger of target into one of our subsidiaries	No
Our merger with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our Business Combination if, for example:

• we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

• any of our directors, officers or substantial stockholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

• the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our Chief Financial Officer prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares or Warrants in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A Common Stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our Business Combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the Business Combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of Class A Common Stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000 and/or to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. On the IPO Closing Date, $460,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was deposited in the Trust Account. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commission (the “Deferred Discount”) totaling $16,100,000 that we will pay to the underwriter. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may hold in connection with the completion of our Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with us where we do not survive and any transactions where we issue more than 20% of our outstanding shares of common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a matter that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed Business Combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

• conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

• file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of Class A Common Stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

• conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the

Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

• file proxy materials with the SEC.

In the event that we seek stockholder approval of our Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Business Combination.

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of our Class A Common Stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding Common Stock representing a majority of the voting power of all outstanding shares of Common Stock entitled to vote at such meeting. Our Initial Stockholders will count toward this quorum and have agreed to vote their Founder Shares and any public shares purchased during or after our IPO in favor of our Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our Business Combination once a quorum is obtained. As a result, in addition to our Founder Shares, we would need 17,250,001, or approximately 37.5%, of the 46,000,000 public shares sold in the IPO to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our Business Combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Business Combination. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our Initial Stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and public shares held by them in connection with the completion of a Business Combination.

Our amended and restated certificate of incorporation provides that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Our Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of a Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our IPO, which we refer to as the “Excess Shares.” We believe this restriction discourages stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with a Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on a business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, we would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of our stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to us for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the Business Combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the Business Combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our Business Combination.

If our Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public stockholders who elected to redeem their shares.

If our initial Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 24 months after the IPO Closing Date.

Redemption of Public Shares and Liquidation if No Business Combination

Our Sponsor, officers and directors have agreed that we have only 24 months from the IPO Closing Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants or the Private Placement Warrants, which will expire worthless if we fail to complete our Business Combination within 24 months after the IPO Closing Date.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within 24 months from the closing of the IPO. However, if any of our Sponsor, officers or directors acquire public shares after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Business Combination within the allotted 24-month time period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the closing of our IPO, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our franchise and income taxes divided by the number of then outstanding public shares. This redemption right applies regardless of who proposes amendments to our amended and restated certificate of incorporation. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $4,440,816 of proceeds held outside the Trust Account, as of December 31, 2017, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The proceeds from our IPO deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (“DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors),

prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. We have asked our Sponsor to reserve such indemnification obligations. Therefore, we cannot assure you, that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete out Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. As of December 31, 2017, we had access to up to $461,549,163 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the completion of our IPO may be considered a liquidating distribution under Delaware law. If we comply with certain procedures set forth in Section 280 of the DGCL intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to our stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to such stockholder, and any liability of our stockholders would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from our IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Business Combination within 24 months from our IPO, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriter of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a Business Combination within 24 months from the IPO Closing Date and (iii) the redemption of our public shares if we are unable to complete our Business Combination within 24 months following the IPO Closing Date, subject to applicable law and as further described herein and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Business Combination, a stockholder voting in connection with the Business Combination alone will not result in such stockholder redeeming its shares for an applicable pro rata share of our Trust Account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Our Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that apply to us until the completion of our Business Combination. These provisions cannot be amended without the approval of the holders of at least 65% of our common stock. Holders of our Class F Common Stock will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•                                          If we are unable to complete our Business Combination within 24 months from the IPO Closing Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

•                                          Prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination;

•                                          Although we do not intend to enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking that is a member of FINRA or an independent accounting firm that such a business combination is fair to our Company from a financial point of view;

•                                          If a stockholder vote on our Business Combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about our Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act;

•                                          Our Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination;

•                                          If our stockholders approve an amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the IPO Closing Date, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our franchise and income taxes, divided by the number of then outstanding public shares; and

•                                          We will not effectuate our Business Combination with another blank check company or a similar company with nominal operations.

In addition, our amended and restated certificate of incorporation provides that under no circumstances will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we have. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding Warrants and Private Placement Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating our Business Combination.

Conflicts of Interest

THL currently manages and in the future expects to manage several funds, accounts, co-investment vehicles and other entities. Any such funds, accounts, co-investment vehicles or other entities managed by THL now or in the future may compete with us for acquisition opportunities. If these funds, accounts, co-investment vehicles or other entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities. Specifically, investment ideas or opportunities generated by or presented to THL may be suitable for both us and for a current or future THL fund, account or other investment vehicle and, if so, such investment idea or opportunity will first be offered to any such THL fund, account, coinvestment vehicle or other entities (including their related co-investors, if any).

Only if such THL fund, account or other investment vehicle does not pursue such investment idea or opportunity may such investment idea or opportunity be offered to us. Neither THL nor members of our management team who are also employed by THL have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the Company. THL and/or our management, in their capacities as employees of or advisors to THL or in their other endeavors, may also be required or may choose to present potential business combinations to third parties (in addition to any current or future THL fund, account or other investment vehicle (including their related co-investors, if any)), before they present such opportunities to us.

Notwithstanding the foregoing, we may, at our option, pursue an AJA opportunity with one or more parties affiliated with THL, including without limitation, officers and partners of THL, investment funds, accounts, coinvestment vehicles and other entities managed by affiliates of THL and/or investors in funds, accounts, co-investment vehicles and other entities managed by affiliates of THL. Any such party may coinvest with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such party, including without limitation through forward purchase agreements we may enter into.

Employees

We currently have six executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed a Business Combination. The amount of time that any members of our management will devote in any time period will vary based on whether a target business has been selected for a Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

Our Units, Common Stock and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 E Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of this website are not incorporated into this filing. Further, our references to the uniform resource locator (“URL”) for this website are intended to be inactive textual references only.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances. We cannot assure you that any particular target business identified by us as a potential acquisition candidate may have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to report our evaluation of our internal control over financial reporting for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

ITEM 1A  RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our financial statements and related notes. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results, and we will not commence operations until completing a Business Combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no current arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our Business Combination unless the Business Combination would require stockholder approval under applicable law or the rules of NASDAQ or if we decide to hold a stockholder vote for business or other reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our Business Combination even if holders of a majority of our public shares do not approve of the Business Combination we complete. Please refer to “Item 1. Business—Stockholders May

Not Have the Ability to Approve Our Business Combination” for additional information.

If we seek stockholder approval of our Business Combination, our Sponsor, officers and directors have agreed to vote in favor of such Business Combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the Sponsor, officers and directors agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with a Business Combination, our Sponsor, officers and directors have agreed to vote their Founder Shares, as well as any public shares purchased during or after our IPO, in favor of our Business Combination. As a result, in addition to our Founder Shares, we would need 17,250,001, or approximately 37.5%, of the 46,000,000 public shares sold in the IPO to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our Business Combination approved. Our Sponsor, officers and directors own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Sponsor, officers and directors agreed to vote their Founder Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the Business Combination.

Since our Board may complete a Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination would be unsuccessful is increased. If our Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination within 24 months after the IPO Closing Date. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

Our Sponsor, officers and directors have agreed that we must complete our Business Combination within 24 months from the closing of the IPO. We may not be able to find a suitable target business and complete our Business Combination within such time period. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” in addition to our other risk factors.

If we seek stockholder approval of our Business Combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Common Stock.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares or Warrants in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination, or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A Common Stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See “Item 1. Business—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or Warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the closing of our IPO and (iii) the redemption of our public shares if we are unable to complete a Business Combination within 24 months from the closing of our IPO, subject to applicable law and as further described herein. In addition, if we are unable to complete a Business Combination within 24 months from the closing of our IPO for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our IPO before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit stockholders’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our Business Combination. In order to continue listing our securities on NASDAQ prior to our Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•                                          a limited availability of market quotations for our securities;

•                                          reduced liquidity for our securities;

•                                          a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•                                          a limited amount of news and analyst coverage; and

•                                          a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our units, Class A Common Stock and Warrants are listed on NASDAQ and are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Our Trust Account may be subject to a higher tax rate if our application to be considered a Massachusetts Securities Corporation is not accepted.

The Company has submitted an application for the Trust Account to be considered a Massachusetts Security Corporation, pursuant to which, if approved, the Massachusetts corporate excise tax will be limited to 1.32% of the Trust Account’s gross income. Absent the qualification as a Security Corporation, the Company, including the Trust Account, would incur a Massachusetts corporate excise tax equal to 0.26% of its equity apportioned to Massachusetts and 8% of its taxable income apportioned to Massachusetts. The application is pending approval.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the IPO Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders will not be afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable at the IPO Closing Date and we have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule prohibits the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account are released to us in connection with our completion of a Business Combination.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A Common Stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A Common Stock.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A Common Stock which our public stockholders redeem in connection with our Business Combination, target companies will be aware that this may reduce the resources available to us for our Business Combination. This may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only their pro rata portion of the funds in the Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of our IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after our IPO, we may be unable to complete our Business Combination, in which case our public stockholders may only receive approximately $10.00 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

As of December 31, 2017, we have $4,440,816 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months after the IPO Closing Date assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses)

with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after the IPO Closing Date, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination and we will depend on loans from our Sponsor or management team to fund our search for a Business Combination, to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our franchise and income taxes and to complete our Business Combination. If we are unable to obtain these loans, we may be unable to complete our Business Combination.

As of December 31, 2017, we have $4,440,816 available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to the funds in the Trust Account. If we are unable to obtain these loans, we may be unable to complete our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Alternatively, we may enter into a letter of intent, exclusivity agreement or other similar agreement with a target business pursuant to which we agree to reimburse certain expenses or make certain payments under certain circumstances including if a Business Combination with the target is not consummated. There is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our Board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•                                          restrictions on the nature of our investments; and

•                                          restrictions on the issuance of securities, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•                                          registration as an investment company;

•                                          adoption of a specific form of corporate structure; and

•                                          reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our IPO was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the IPO Closing Date; or (iii) absent a Business Combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” in addition to our other risk factors.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments and NASDAQ. In particular, we are required to comply with certain SEC, NASDAQ and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, rules and regulations may be difficult, time consuming and costly. Those laws, rules and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, rules or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our Business Combination within 24 months of the IPO Closing Date, our public stockholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we are unable to consummate our Business Combination within 24 months from IPO Closing Date, we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Delaware General Corporation Law, or DGCL. In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our Business Combination prior thereto and only then in cases where investors have sought to redeem their common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our Business Combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the IPO Closing Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our IPO in the event we do not complete our Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the IPO Closing Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our Business Combination despite the requirements of Section 211(b) of the DGCL. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Class A Common Stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise Warrants, thus precluding such investor from being able to exercise its Warrants except on a cashless basis and potentially causing such Warrants to expire worthless.

We are not registering the shares of Class A Common Stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A Common Stock issuable upon exercise of the Warrants, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis. However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our Class A Common Stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full unit purchase price solely for the shares of Class A Common Stock included in the units. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A Common Stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Common Stock.

Pursuant to an agreement entered into at the IPO Closing Date, our Initial Stockholders and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Class A Common Stock issuable upon conversion of the Founder Shares and exercise of the Private Placement Warrants held by them and holders of Warrants that may be issued upon conversion of working capital loans may demand that we register such Warrants or the Class A Common Stock issuable upon exercise of such Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Common Stock that is expected when the securities owned by our initial stockholders or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we are searching for target businesses in the healthcare industry, we may seek to complete a Business Combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. Because we have not yet executed or consummated any definitive agreements with any identified Business Combination target, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Because our search includes target businesses in the healthcare industry, we expect our future operations to be subject to risks associated with this industry.

We are searching for targets in the healthcare industry, among other industries. Healthcare related companies are generally subject to greater governmental regulation than most other industries at the U.S. state and federal levels, and internationally. In recent years, both local and national governmental budgets have come under pressure to reduce spending and control healthcare costs, which could both adversely affect regulatory processes and public funding available for healthcare products, services and facilities. In March 2010, comprehensive healthcare reform legislation was enacted in the United States through the Health Care Reform Act. These laws are intended to increase health insurance coverage through individual and employer mandates, subsidies offered to lower income individuals, tax credits available to smaller employers and broadening of Medicaid eligibility. While one intent of healthcare reform is to expand health insurance coverage to more individuals, it may also involve additional regulatory mandates and other measures designed to constrain medical costs, including coverage and reimbursement for healthcare services. The Health Care Reform Act has had a significant impact on the healthcare sector in the U.S. and consequently has the ability to affect the companies within the healthcare industry. The ultimate effects of federal healthcare reform or any future legislation or regulation, or healthcare initiatives, if any, on the healthcare sector, whether implemented at the federal or state level, or internationally, cannot be predicted with certainty and such reform, legislation, regulation or initiatives, including the Health Care Reform Act or any successor legislation, may adversely affect the performance of a potential Business Combination.

Changes in governmental policies may have a material effect on the demand for or costs of certain products and services. A healthcare related company must receive government approval before introducing new drugs and medical devices or procedures. This process may delay the introduction of these products and services to the marketplace, resulting in increased development costs, delayed cost recovery and loss of competitive advantage to the extent that rival companies have developed competing products or procedures, adversely affecting the company’s revenues and profitability. Failure to obtain governmental approval of a key drug or device or other regulatory action could have a material adverse effect on the business of a portfolio company. Additionally, expansion of facilities by healthcare related providers is subject to “determinations of need” by the appropriate government authorities. This process not only increases the time and cost involved in these expansions, but also makes expansion plans uncertain, limiting the revenue and profitability growth potential of healthcare related facilities operators.

Certain healthcare related companies depend on the exclusive rights or patents for the products they develop and distribute. Patents have a limited duration and, upon expiration, other companies may market substantially similar “generic” products that are typically sold at a lower price than the patented product, causing the original developer of the product to lose market share and/or reduce the price charged for the product, resulting in lower profits for the original developer. As a result, the expiration of patents may adversely affect the profitability of these companies. The profitability of healthcare related companies may also be affected, among other factors, by restrictions on government reimbursement for medical expenses, rising or falling costs of medical products and services, pricing pressure, an increased emphasis on outpatient services, a limited product offering, industry innovation, changes in technologies and other market developments. Finally, because the products and services of healthcare related companies affect the health and well-being of many individuals, these companies are especially susceptible to product liability lawsuits.

The healthcare industry spends heavily on research and development. Research findings (e.g., regarding side effects or comparative benefits of one or more particular treatments, services or products) and technological innovation (together with patent expirations) may make any particular treatment, service or product less attractive if previously unknown or underappreciated risks are revealed, or if a more effective, less costly or less risky solution is or becomes available. Any such development could have a material adverse effect on the companies that are target businesses for investment.

Past performance by THL, including our management team, may not be indicative of future performance of an investment in our company.

Information regarding performance by, or businesses associated with, THL and its affiliates is presented for informational purposes only. Past performance by THL, including our management team, is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our Business Combination. You should not rely on the historical record of THL’s or our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. None of our officers or directors has had experience serving as a director or officer of any blank check companies or special purpose acquisition corporations in the past.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target business that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target business that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target business that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our Business Combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity or our Board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Business Combination.

We may issue additional Common Stock or preferred stock to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue shares of Class A Common Stock upon the conversion of the Class F common stock at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our public stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A Common Stock, par value $0.0001 per share, 20,000,000 shares of Class F common stock, par value $0.0001 per share and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 16, 2018, there were 154,000,000 and 8,500,000 authorized but unissued shares of Class A Common Stock and Class F Common Stock available, respectively, for issuance, which amounts do not take into account the shares of Class A Common Stock reserved for issuance upon exercise of outstanding Warrants or upon conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A Common Stock at the time of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated certificate of incorporation, including in certain circumstances in which we issue Class A Common Stock or equity-linked securities related to our Business Combination. Shares of Class F common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our Business Combination (including pursuant to the specified future issuance) or under an employee incentive plan after completion of our Business Combination. We may also issue shares of Class A Common Stock upon conversion of the Class F common stock at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our

Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination. The issuance of additional shares of common or preferred stock:

•                                          may significantly dilute the equity interest of investors;

•                                          may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•                                          could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•                                          may adversely affect prevailing market prices for our Units, Class A Common Stock and/or Warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not intend to have any full-time employees prior to the completion of our Business Combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

In addition, certain of our officers and directors are employed by affiliates of our Sponsor. Affiliates of our Sponsor manage, or serve as consultants to, various private investment funds and other entities which make investments in securities or other interests of or relating to companies in industries we may target for our Business Combination. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our Business Combination.

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with us after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by or have other relationships with THL, which is an investment manager to various private investment funds which make investments in securities or other interests of or relating to companies in industries we may target for our Business Combination. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities with which they are or may in the future become affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Specifically, investment ideas or opportunities generated by or presented to THL may be suitable for both us and for a current or future THL fund, account, co-investment vehicle or other entity managed by affiliates of THL and, if so, such investment idea or opportunity will first be offered to any such THL fund, account, co-investment vehicle or other entity managed by affiliates of THL (including their related co-investors, if any). Only if such THL fund, account vehicle or other entity managed by affiliates of THL does not pursue such investment idea or opportunity will such investment idea or opportunity be directed to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers & Corporate Governance—Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so or we may acquire a target business through an Affiliated Joint Acquisition with one or more parties affiliated with THL, including without limitation, officers and partners of THL, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of THL and/or investors in funds, accounts, co-investment vehicles and other entities managed by affiliates of THL. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, THL has invested and continues to invest in sectors as diverse as business and financial services, consumer and retail, healthcare and media, information services and technology. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers & Corporate Governance—Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with one or more parties affiliated with THL, including without limitation, officers and partners of THL, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of THL and/or investors in funds, accounts, co-investment vehicles and other entities managed by affiliates of THL. Any such party may co-invest with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such party.

Since our Sponsor, officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

On April 4, 2017, our Sponsor purchased an aggregate of 10,062,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In June 2017, we effected a stock dividend with respect to our Class F common stock of 1,437,500 shares thereof, resulting in our initial stockholders holding an aggregate of 11,500,000 Founder Shares. On July 13, 2017, our Sponsor transferred 25,000 Founder Shares to each of our independent director nominees at their original purchase price. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the IPO. The Founder Shares will be worthless if we do not complete a Business Combination. In addition, our Sponsor purchased an aggregate of 14,950,000 Private Placement Warrants, each exercisable for one share of our Class A Common Stock at $11.50 per share, for a purchase price of $14,950,000, or $1.00 per whole Warrant, that will also be worthless if we do not complete a Business Combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination and influencing the operation of the business following the Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•                                          default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

•                                          acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•                                          our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•                                          our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•                                          our inability to pay dividends on our common stock;

•                                          using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•                                          limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•                                          increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•                                          limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•                                          other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of our IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments and risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•                                          solely dependent upon the performance of a single business, property or asset, or

•                                          dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments and risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Business Combination.

We may structure a Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A Common Stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of our stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. As a result, we may be able to complete our Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

The exercise price for the Warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the Warrants are more likely to expire worthless.

The exercise price of the Warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a Warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our Warrants is $11.50 per share, subject to adjustments as described in this prospectus. As a result, the Warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our Business Combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Business Combination but that our stockholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our Business Combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least 65% of our Common Stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of a Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our IPO and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders, who currently own 20% of our Common Stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business

Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the closing of our IPO, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our Sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Warrants will be sufficient to allow us to complete our Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay our franchise and income taxes on the liquidation of our Trust Account and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination. If we are unable to complete our Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our Warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” in addition to our other risk factors.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Initial Stockholders currently own 20% of our issued and outstanding shares of Common Stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Initial Stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control.

Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Common Stock. In addition, our Board, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our Business Combination.

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding Warrants. As a result, the exercise price of your Warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a Warrant could be decreased, all without your approval.

Our Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

Our Warrants, Founder Shares may have an adverse effect on the market price of our Class A Common Stock and make it more difficult to effectuate our Business Combination.

We issued Warrants to purchase 23,000,000 shares of Class A Common Stock in the IPO and prior to our IPO, we issued Private Placement Warrants to our Sponsor to purchase 14,950,000 shares of Class A Common Stock. Our Initial Stockholders currently own an aggregate of 11,500,000 Founder Shares. The Founder Shares are convertible into shares of Class A Common Stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor makes any working capital loans, up to $2,000,000 of such loans may be convertible into Warrants, at a price of $1.00 per Warrant at the option of the lender, to purchase 2,000,000 shares of Class A Common Stock. Such Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

To the extent we issue shares of Class A Common Stock to effectuate a Business Combination, the potential for the issuance of a substantial number of additional shares of Class A Common Stock upon exercise of these Warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A Common Stock and reduce the value of the shares of Class A Common Stock issued to complete the Business Combination. Therefore, our Warrants and Founder Shares may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A Common Stock issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Because each Unit contains one-half of one Warrant and only a whole Warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one Warrant. Because, pursuant to the warrant agreement, the Warrants may only be exercised for a whole number of shares of Class A Common Stock, only a whole Warrant may be exercised at any given time. A holder of an odd number of units will not be able to exercise any one-half of one Warrant unless it is combined with another one-half of one Warrant. This is different from other offerings similar to ours whose units include one share of common stock and one Warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a Business Combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a Warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if they included a Warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Common Stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we report our evaluation of our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Common Stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered Board and the ability of the Board to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•                                          higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•                                          rules and regulations regarding currency redemption;

•                                          complex corporate withholding taxes on individuals;

•                                          laws governing the manner in which future Business Combinations may be effected;

•                                          tariffs and trade barriers;

•                                          regulations related to customs and import/export matters;

•                                          longer payment cycles and challenges in collecting accounts receivable;

•                                          tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•                                          currency fluctuations and exchange controls;

•                                          rates of inflation;

•                                          cultural and language differences;

•                                          employment regulations;

•                                          crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•                                          deterioration of political relations with the United States; and

•                                          government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

ITEM 2.  PROPERTIES

We currently maintain our executive offices at 100 Federal Street, 35th Floor, Boston, Massachusetts 02110. Our executive offices are provided to us by an affiliate of our Sponsor. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our Sponsor for office space, utilities, secretarial support and administrative services. We consider our office space adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                                 Market Information

Our Units began trading on the NASDAQ under the symbol “FSACU” on July 19, 2017. On September 6, 2017, we announced that commencing September 8, 2017, holders of our Units could elect to separately trade the Class A Common Stock and Warrants included in the Units, or continue to trade the Units without separating them. On September 8, 2017, the Class A Common Stock and Warrants began trading on NASDAQ under the symbols “FSAC” and “FSACW,” respectively. Each whole Warrant entitles the holder to purchase one share of the Class A Common Stock at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated July 18, 2017 related to the IPO which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Class A Common Stock and will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the IPO Closing Date. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

The following table sets forth, for the calendar quarter indicated, the high and low sales price per Unit as reported on the NASDAQ, for the period from July 24, 2017 (the first day on which our units began trading) through December 31, 2017, and our Class A Common Stock and Warrants for the period from September 8, 2017 (the first day on which our Class A Common Stock and Warrants were traded separately) through December 31, 2017:

	Units (FSACU)		Class A Common Stock (FSAC)		Warrants (FSACW)
	High	Low	High	Low	High	Low
Year ended December 31, 2017:
Quarter ended September 31, 2017(1)(2)	$10.50	$10.06	$9.80	$9.70	$1.30	$0.97
Quarter ended December 31, 2017	$10.38	$9.53	$9.78	$9.68	$1.15	$0.95

(1) Beginning on July 24, 2017 with respect to FSACU

(2) Beginning on September 8, 2017 with respect to FSAC and FSACW

(b)                                 Holders

As of March 16, 2018, there was one holder of record of our Units, one holder of record of our separately traded shares of Class A Common Stock, five holders of record of our separately traded Class F Common Stock and two holders of record of our separately traded Warrants.

(c)                                  Dividends

We have not paid any cash dividends on our Class A Common Stock or Class F Common Stock to date and do not intend to pay cash dividends prior to the completion of our Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)                                  Performance Graph

The graph below compares the cumulative total return for our Units from July 24, 2017 through December 31, 2017 with the comparable cumulative return of three indices: the S&P 500 Index (“S&P 500”), NASDAQ and the Dow Jones Industrial Average Index (“DJIA”). The graph assumes $100 invested on July 24, 2017 in each of our Units and the three indices presented.

Comparison of Cumulative Total Return

(f)                                   Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On April 4, 2017, our Sponsor purchased an aggregate of 10,062,500 shares (the “Founder Shares”) of our Class F Common Stock, par value $0.0001 per share, for an aggregate purchase price of $25,000, or approximately $0.002 per share. On June 19, 2017, we effected a stock dividend with respect to our Class F Common Stock of 1,437,500 shares thereof, resulting in our initial stockholders holding an aggregate of 11,500,000 Founder Shares. Subsequently, our Sponsor transferred an aggregate of 25,000 Founder Shares to each of our independent directors.

Simultaneously with the IPO Closing Date, we completed the private sale of an aggregate of 14,950,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds, before expenses, of $14,950,000. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in our IPO, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by our Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

The sales of the above securities by us were exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On July 18, 2017, we consummated the IPO of 46,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $460,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 14,950,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $14,950,000.

After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon the consummation of our Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our IPO and the sale of the Private Placement Warrants were $464,917,170, of which $460,000,000 (or $10.00 per share sold in the IPO) was placed in the Trust Account in the United States maintained by the Trustee.

We incurred $26,132,830 for costs and expenses related to the IPO, consisting of $9,200,000 in underwriting fees, $16,100,000 of deferred underwriting fees and $832,830 of other IPO related costs. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated July 18, 2017 which was filed with the SEC.

We have until July 24, 2019 to consummate our Business Combination (the “Combination Period”). If we are unable to complete a Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less up to $750,000 of interest previously released per year for working capital purposes, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our Board, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

As of December 31, 2017, $461,549,163 was deposited in the Trust Account, and we had $4,440,816 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes the relevant data for our business as of December 31, 2017 and should be read with our financial statements, which are included in this Annual Report on Form 10-K:

Income Statement Data:
Loss from operations	$(485,416)
Net Income	1,140,643

Cash Flow Data:
Net cash used in operating activities	$(1,204,933)
Net cash used in investing activities	(459,296,421)
Net cash provided by financing activities	464,942,170

Balance Sheet Data:
Cash	$4,440,816
Cash and marketable securities held in Trust Account	461,549,163
Total assets	466,268,939
Total liabilities	16,286,126
Common stock subject to possible redemption	444,982,812
Total stockholders’ equity	5,000,001

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on March 21, 2017 in Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of our IPO and the sale of the Private Placement Warrants that occurred simultaneously with the completion of our IPO, proceeds of the sale of our capital stock in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), debt or a combination of cash, stock and the foregoing.

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2017 were organizational activities and those necessary to complete our IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 21, 2017 (inception) through December 31, 2017, we had net income of $1,140,643, which consists of interest income on marketable securities held in the Trust Account of $2,274,986, offset by an unrealized loss on marketable securities held in our Trust Account of $22,244, operating costs of $485,416, and a provision for income taxes of $626,683.

Liquidity and Capital Resources

Until the consummation of the IPO, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from the Sponsor.

On July 24, 2017, we consummated the IPO of 46,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $460,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 14,950,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $14,950,000.

Following the IPO, a total of $460,000,000 was placed in the Trust Account and we had $4,672,485 of cash held outside of the Trust Account, after payment of all costs related to the IPO, and available for working capital purposes. We incurred $26,132,830 in IPO related costs, including $9,200,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $832,830 of other IPO related costs.

As of December 31, 2017, we had cash and marketable securities held in the Trust Account of $461,549,163 (including approximately $2,253,000 of interest income and unrealized losses on marketable securities) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $100,000 of dissolution expenses. Through December 31, 2017, we withdrew $703,579 from the interest earned on the Trust Account to pay our income tax obligations. In January and February 2018, we withdrew an additional aggregate amount of $906,762 for working capital purposes and to pay our franchise tax obligations.

For the period March 21, 2017 (inception) through December 31, 2017, cash used in operating activities was $1,204,933. Net income of $1,140,643 was impacted by interest earned on cash and marketable securities held in the Trust Account of $2,274,986, a deferred tax provision of $4,671 and an unrealized loss on marketable securities held in our Trust Account of $22,244. Changes in operating assets and liabilities used $88,163 of cash from operating activities.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions), to acquire a target business or businesses and to pay our expenses relating thereto. We may withdraw interest to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2017, we had cash of $4,440,816 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2017. We did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our Common Stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2017, we were not subject to any market or interest rate risk. The net proceeds of our IPO held in the Trust Account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Federal Street Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Federal Street Acquisition Corp. (the “Company”) as of December 31, 2017, the related statements of operations, changes in stockholders’ equity and cash flows for the period from March 21, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from March 21, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

March 23, 2018

FEDERAL STREET ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2017

ASSETS
Current Assets
Cash	$4,440,816
Prepaid expenses and other current assets	274,289
Total Current Assets	4,715,105

Deferred tax asset	4,671
Marketable securities held in Trust Account	461,549,163
Total Assets	$466,268,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities — Accounts payable and accrued expenses	$186,126
Total Current Liabilities	186,126

Deferred underwriting fees	16,100,000
Total Liabilities	16,286,126

Commitments

Common stock subject to possible redemption, 44,348,925 shares at redemption value	444,982,812

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 1,651,075 issued and outstanding (excluding 44,348,925 shares subject to possible redemption)	165
Class F Common stock, $0.0001 par value; 20,000,000 shares authorized; 11,500,000 shares issued and outstanding	1,150
Additional paid-in capital	3,858,043
Retained earnings	1,140,643
Total Stockholders’ Equity	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$466,268,939

The accompanying notes are an integral part of the financial statements.

FEDERAL STREET ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

Formation and operating costs	$485,416
Loss from operations	(485,416)

Other income:
Interest income	2,274,986
Unrealized loss on marketable securities held in Trust Account	(22,244)
Other income, net	2,252,742

Income before provision for income taxes	1,767,326
Provision for income taxes	(626,683)
Net income	$1,140,643

Weighted average shares outstanding, basic and diluted (1)	11,860,829

Basic and diluted net loss per common share (2)	$(0.01)

(1)                                 Excludes an aggregate of 44,348,925 shares subject to redemption at December 31, 2017.

(2)                                 Net loss per common share - basic and diluted excludes interest income attributable to common stock subject to redemption of $1,297,659 for the period from March 21, 2017 (inception) through December 31, 2017 (see Note 2).

The accompanying notes are an integral part of the financial statements.

FEDERAL STREET ACQUISITION CORP.

STATEMENT OF CHANGE IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

	Class A Common Stock		Class F Common Stock		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance — March 21, 2017 (inception)	—	$—	—	$—	$	$—	$—

Common stock issued to initial stockholder	—	—	11,500,000	1,150	23,850	—	25,000

Sale of 46,000,000 Units, net of underwriting discount and offering expenses	46,000,000	4,600	—	—	433,862,570	—	433,867,170

Sale of Private Placement Warrants	—	—	—	—	14,950,000	—	14,950,000

Common stock subject to possible redemption	(44,348,925)	(4,435)	—	—	(444,978,377)	—	(444,982,812)

Net income	—	—	—	—	—	1,140,643	1,140,643

Balance - December 31, 2017	1,651,075	$165	11,500,000	$1,150	$3,858,043	$1,140,643	$5,000,001

The accompanying notes are an integral part of the financial statements.

FEDERAL STREET ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

Cash Flows from Operating Activities:
Net income	$1,140,643
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,274,986)
Unrealized loss on marketable securities held in Trust Account	22,244
Deferred tax	(4,671)
Changes in operating assets and liabilities:
Prepaid expenses	(274,289)
Accounts payable and accrued expenses	186,126
Net cash used in operating activities	(1,204,933)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(460,000,000)
Cash withdrawn from Trust Account	703,579
Net cash used in investing activities	(459,296,421)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholder	25,000
Proceeds from sale of Units, net of underwriting discounts paid	450,800,000
Proceeds from sale of Private Placement Warrants	14,950,000
Proceeds from promissory note - related party	250,000
Repayment of promissory note - related party	(250,000)
Payment of offering costs	(832,830)
Net cash provided by financing activities	464,942,170

Net Change in Cash	4,440,816
Cash — Beginning	—
Cash — Ending	$4,440,816

Supplementary cash flow information:
Cash paid for income taxes	$703,504

Non-Cash investing and financing activities:
Initial classification of common stock subject to redemption	$443,840,480
Change in value of common stock subject to redemption	$1,142,332
Deferred underwriting fees	$16,100,000

The accompanying notes are an integral part of the financial statements.

FEDERAL STREET ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Federal Street Acquisition Corp. (the “Company”), is a blank check company incorporated in Delaware on March 21, 2017. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more operating businesses that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on healthcare industry.

At December 31, 2017, the Company had not yet commenced any operations. All activity through December 31, 2017 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and the identification and evaluation of prospective candidates for a Business Combination.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 14,950,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, FS Sponsor LLC, an affiliate of Thomas H. Lee Partners (the “Sponsor”), generating gross proceeds of $14,950,000, which is described in Note 4.

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

Transaction costs amounted to $26,132,830, consisting of $9,200,000 of underwriting fees, $16,100,000 of deferred underwriting fees (see Note 6) and $832,830 of Initial Public Offering costs. At December 31, 2017, $4,440,816 of cash was held outside of the Trust Account and was available for working capital purposes.

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

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate”), conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval

FEDERAL STREET ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

FEDERAL STREET ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017.

Marketable securities held in Trust Account

At December 31, 2017, the assets held in the Trust Account were held in U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has submitted an application for the Trust Account to be considered a Massachusetts Security Corporation, pursuant to which, if approved, the Massachusetts corporate excise tax will be limited to 1.32% of the Trust Account’s gross income. Absent the qualification as a Security Corporation, the Company, including the Trust Account, would incur a Massachusetts corporate excise tax equal to 0.26% of its equity apportioned to Massachusetts and 8% of its taxable income apportioned to Massachusetts. The application is pending approval. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

On December 22, 2017 the U.S.  Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform.

Net income per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 37,950,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted income per common share is the same as basic income per common share for the periods.

Reconciliation of Net Loss per Ordinary Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

For the Period from March 21, 2017 (inception) through December 31, 2017
Net income	$1,140,643
Less: Income attributable to ordinary shares subject to redemption	(1,297,659)
Adjusted net loss	(157,016)

Weighted average shares outstanding, basic and diluted	11,860,829

Basic and diluted net loss per common share	$(0.01)

FEDERAL STREET ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 46,000,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 6,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one warrant (“Warrant”), totaling 23,000,000 Warrants. Each whole Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7).

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

On April 4, 2017, the Company issued an aggregate of 10,062,500 shares of Class F common stock to the Sponsor (“Founder Shares”) for an aggregate purchase price of $25,000. On June 19, 2017, the Company effected a stock dividend of 1,437,500 shares of its Class F common stock, resulting in an aggregate of 11,500,000 Founder Shares being held by the Sponsor. Subsequently, the Sponsor transferred an aggregate of 25,000 Founder Shares to each of the Company’s independent directors. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 7.

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

Promissory Note — Related Party

The Sponsor loaned the Company $250,000 to be used for the payment of costs related to the Initial Public Offering. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2017 or the closing date of the Initial Public Offering. The loan was repaid upon the consummation of the Initial Public Offering.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing from the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the period from March 21, 2017 (inception) through December 31, 2017, the Company incurred $60,000 in fees for these services.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2017, there were 1,651,075 shares of Class A common stock issued and outstanding (excluding 44,348,925 shares of common stock subject to possible redemption).

Class F Common Stock — The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. At December 31, 2017, there were 11,500,000 shares of Class F common stock issued and outstanding.

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

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

Warrants —Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants.

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

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2017
Deferred tax asset
Unrealized loss on marketable securities	$4,671
Net operating loss carryforward - State	39,888
Total deferred tax assets	44,559
Valuation allowance	(39,888)
Deferred tax asset, net of allowance	$4,671

The income tax provision consists of the following:

For the Period from March 21, 2017 (inception) through December 31, 2017
Federal
Current	$601,324
Deferred	(4,671)

State
Current	30,030
Deferred	(39,888)
Change in valuation allowance	39,888
Income tax provision	$626,683

As of December 31, 2017, the Company had state net operating loss carryovers (“NOLs”) of $476,356 available to offset future taxable income. These NOLs expire beginning in 2037. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a valuation allowance in the amount of $39,888. For the period from March 27, 2017 (inception) through December 31, 2017, the change in the valuation allowance was $39,888.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2017 is as follows:

FEDERAL STREET ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

For the Period from March 21, 2017 (inception) through December 31, 2017
Statutory federal income tax rate	34.0%
State taxes, net of federal tax benefit	(1.1)%
Deferred tax liability rate change	0.2%
Change in valuation allowance	2.2%
Income tax provision expense	35.3%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns for the period from March 31, 2017 (inception) through December 31, 2017 remain open and subject to examination. The Company considers Massachusetts to be a significant state tax jurisdiction.

9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$461,549,163

10.  QUARTERLY FINANCIAL INFORMATION

Following are the Company’s unaudited quarterly statements of operations for the period from March 21, 2017 (inception) to June 30, 2017 and the quarters ended September 30, 2017 and December 31, 2017. In the opinion of management, the financial information reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. These quarterly operating results are not necessarily indicative of the Company’s operating results for any future period.

FEDERAL STREET ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD FROM MARCH 21, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

	2017
	For the Period from March 21, 2017 (inception) to June 30, 2017	For the Three Months Ended September 30, 2017	For the Three Months Ended December 31, 2017	For the Period from March 21, 2017 (inception) through December 31, 2017
Operating costs	$1,686	$145,792	$337,938	$485,416
Loss from operations	(1,686)	(145,792)	(337,938)	(485,416)
Other Income:
Unrealized (loss) gain on marketable securities held in Trust Account	—	93,019	(115,263)	(22,244)
Interest income	—	976,806	1,298,180	2,274,986
Provision for income taxes	—	(313,598)	(313,085)	(626,683)
Net Income (Loss)	$(1,686)	$610,435	$531,894	$1,140,643
Net Income (Loss) per common share:
Basic and diluted	$(0.00)	$0.05	$0.02	$(0.01)
Weighted average number of common shares outstanding:
Basic and diluted	10,000,000	12,303,095	13,158,035	11,860,829

Balance Sheet Data (at period end)

	June 30, 2017	September 30, 2017	December 31, 2017
Cash	$22,186	$4,573,852	$4,440,816
Marketable securities held in Trust Account	—	461,069,825	461,549,163
Total assets	290,314	465,909,927	466,268,939
Deferred underwriting fees	—	16,100,000	16,100,000
Total liabilities	267,000	16,459,008	16,286,126
Common stock subject to possible redemption	—	444,450,918	444,982,812
Total Stockholders’ Equity	$23,314	$5,000,001	$5,000,001

11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In January and February 2018, the Company withdrew an aggregate amount of $906,762 for working capital purposes and to pay its franchise tax obligations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 9A  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2017, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS & CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Title
Scott M. Sperling	60	Executive Chairman
Kent R. Weldon	50	Vice Chairman and Director
Michael A. Bell	62	Director
Gary L. Gottlieb	62	Director
Henry A. McKinnell	75	Director
Paul M. Montrone	76	Director
Arthur G. McAleer	49	President
Charles P. Holden	48	Chief Financial Officer
Shari H. Wolkon	48	General Counsel and Secretary

Scott M. Sperling has been our Executive Chairman since March 2017. Mr. Sperling is currently a Co-President of THL, which he has led THL for over 20 years. Mr. Sperling’s current and prior directorships include Thermo Fisher Scientific, Experian Information Solutions, Houghton Mifflin Co., iHeartMedia, Inc., Madison Square Garden Company, ProcureNet, ProSiebenSat.1, Univision Communications, Inc., Warner Music Group, Fisher Scientific, Front Line Management Companies, Inc., The Learning Company, PriCellular Corp, Wyndham Hotels and several other private companies. Mr. Sperling is also the Chairman of Partners HealthCare, the parent of the Massachusetts General Hospital, Brigham Health and a number of the nation’s other leading academic medical centers, community hospitals and physician organizations. Prior to joining THL, Mr. Sperling was, for more than ten years, managing partner of The Aeneas Group, Inc., the private capital affiliate of Harvard Management Company. Before that he was a senior consultant with the Boston Consulting Group. Mr. Sperling holds a B.S. from Purdue University and an M.B.A. from Harvard Business School.

Kent R. Weldon has been Vice Chairman since June 2017 and has served as a member of our Board since July 24, 2017. Mr. Weldon is currently a Managing Director, co-head of the Business & Financial Services group and member of the Management Committee at THL. He joined THL in 1991 and has served as co-head of THL’s Consumer & Healthcare group for the last ten years. Mr. Weldon is currently a director of Bargain Hunt, CTI Foods, Give and Go Prepared Foods Corp. and Phillips Pet Food & Supplies. His prior directorships include Acosta Sales and Marketing, iHeartMedia, Inc., CMP Susquehanna Corp., Nortek, Inc., FairPoint Communications, Inc., Fisher Scientific International, Michael Foods, Progressive Moulded Products and Syratech Corporation. Prior to joining THL, Mr. Weldon worked at Morgan Stanley & Co. Incorporated and Wellington Management Company. Mr. Weldon holds a B.A. in Economics and Arts and Letters Program for Administrators from the University of Notre Dame and an M.B.A. from Harvard Business School. Mr. Weldon’s significant leadership and management experience and significant experience on the boards of a number of companies makes him well qualified to serve as a member of our Board.

Michael A. Bell has served as a member of our Board since July 24, 2017. Mr. Bell is currently Chairman of Syneos Health, Inc. (formerly INC Research Holdings, Inc./inVentiv Health, Inc.). From August 1, 2017 to December 1, 2017, Mr. Bell served as Executive Chairman of Syneos Health, Inc. and as President of Syneos Health Commercial Solutions (formerly inVentiv Health Commercial Solutions). From September 2014 until he joined Syneos Health, Inc., Mr. Bell served as Chairman and Chief Executive Officer of Inventiv Health, Inc. Mr. Bell served as inVentiv Health, Inc.’s Chief Operating Officer from May 2014 until his appointment as Chairman and Chief Executive Officer. From 1998 until he joined inVentiv Health, Inc., Mr. Bell was a Managing Partner and Founder of Monitor Clipper Partners, a private equity firm where he invested in companies in the professional services, procurement outsourcing and biopharmaceutical services industries. Mr. Bell also served as Senior Executive Vice President of John Hancock Financial Services, Inc., reporting to the Chairman and Chief Executive Officer, from 2001 until the business was sold to Manulife Financial Corporation in 2004. In 1983, Mr. Bell was a founder of Monitor Group, a management consulting firm engaged across the healthcare delivery system, and was a member of the firm’s leadership team until 1998 when he joined Monitor Clipper Partners, LLC. Mr. Bell holds a B.S. in Economics from the Wharton School at the University of Pennsylvania and an M.B.A. from Harvard Business School. Mr. Bell’s significant experience on the boards of a number of companies and his extensive experience as an executive makes him well qualified to serve as a member of our Board.

Dr. Gary L. Gottlieb has served as a member of our Board since July 24, 2017. Dr. Gottlieb has served as the Chief Executive Officer of Partners In Health since March 2015. From 2010 until February of 2015, he served as president and Chief Executive Officer of Partners HealthCare, the parent of the Brigham and Women’s and Massachusetts General Hospitals. Dr. Gottlieb currently serves as Chairman of the Board of Directors of the Federal Reserve Bank of Boston. Dr. Gottlieb also serves as a professor of psychiatry at Harvard Medical School and a member of the National Academy of Medicine. He served as President of Brigham and Women’s Hospital, as President of North Shore Medical Center, and as Chairman of Partners Psychiatry. Dr. Gottlieb has also served as a Director of Kyruus, Inc., OM1, Inc. and inVentiv Health, Inc. and as an Executive Partner of Flare Capital Partners. Dr. Gottlieb earned an M.B.A from the Wharton Graduate School of Business Administration and an M.D. from the Albany Medical College of Union University in a six-year accelerated biomedical program. Dr. Gottlieb’s significant healthcare experience makes him well qualified to serve as a member of our Board.

Henry A. McKinnell has served as a member of our Board since July 24, 2017. Mr. McKinnell is Chairman of the Board of Directors of Moody’s Corporation. Dr. McKinnell served as the Chief Executive Officer of Optimer Pharmaceuticals, Inc. from February 2013 until October 31, 2013. He served as Chairman of the Board of Pfizer Inc., a pharmaceutical company, from May 2001 until his retirement in December 2006 and Chief Executive Officer from January 2001 to July 2006. He served as President of Pfizer Inc. from May 1999 to May 2001, and as President of Pfizer Pharmaceuticals Group from January 1997 to April 2001. Dr. McKinnell served as Chief Operating Officer of Pfizer Inc. from May 1999 to December 2000 and as Executive Vice President from 1992 to 1999. He is Chairman Emeritus of the Connecticut Science Center and is a member of the Academic Alliance for AIDS Care and Prevention in Africa. He also currently serves as a director of ViewRay, Inc. and ChemoCentryx, Inc. He served as Chairman of Optimer Pharmaceuticals, Inc. until 2013, Emmaus Life Sciences until 2015 and Accordia Global Health Foundation until 2016. He served as a director of Angiotech Pharmaceuticals, Inc. until 2011, Pfizer Inc. and ExxonMobil Corporation until 2007 and John Wiley & Sons until 2005. Mr. McKinnell holds a B.A. in Business from the University of British Columbia, and M.B.A. and Ph.D. degrees from the Stanford University Graduate School of Business. Mr. McKinnell’s significant leadership and management experience and significant experience on the boards of a number of companies makes him well qualified to serve as a member of our Board.

Dr. Paul M. Montrone has served as a member of our Board since July 24, 2017. Dr. Montrone currently serves as a director at the Foundation for the National Institutes of Health. Dr. Montrone has served as President of Bayberry Financial Services Corporation since January 2016. He has also served as Manager of Latona Partners LLC since June 2015. From 1994 until December 2015, Dr. Montrone served as Chairman at Liberty Lane Service Company. Previously, Dr. Montrone served in various executive and director positions at Fisher Scientific International Inc., Wheelabrator Technologies Inc. and The Signal Companies, Inc. and its successor, AlliedSignal Inc. (now Honeywell International Inc.). Dr. Montrone also served in numerous roles for a number of private and public companies as well as charitable organizations. He graduated from the University of Scranton in 1962 and has a Ph.D. from Columbia University. Dr. Montrone’s significant leadership and management experience makes him well qualified to serve as a member of our Board.

Arthur G. McAleer has been our President since June 2017. Mr. McAleer is an Executive Advisor to THL with over twenty five years of finance and operating experience and a demonstrated track record of effective leadership and building value organically and through acquisitions. Prior to joining THL, Mr. McAleer held leadership roles at Covidien PLC, Thermo Fisher Scientific and its predecessor Fisher Scientific International and Asymmetry Inc. Before these roles, Mr. McAleer was a consultant at McKinsey & Co. and worked at Credit Suisse First Boston. He holds a B.A. from Middlebury College and an M.B.A. from the Amos Tuck School at Dartmouth College.

Charles P. Holden has been our Chief Financial Officer since March 2017. Mr. Holden is a Managing Director and Chief Financial Officer at THL. Prior to joining THL in 1999, Mr. Holden worked in various financial positions at Bracebridge Capital (formerly Farallon Fixed Income Associates), Wellington Management Company, Harvard Management Company and State Street Bank. Mr. Holden is a founding member and a former director of the Private Equity CFO Association and a member of the Hedge Fund CFO Association. Mr. Holden holds a B.S. in Finance from the University of Massachusetts, Dartmouth and an M.B.A., Beta Gamma Sigma, from Suffolk University.

Shari H. Wolkon has been our General Counsel and our Secretary since March 2017. Ms. Wolkon is a Managing Director and General Counsel at THL. Prior to joining THL in 2007, Ms. Wolkon was a corporate partner at Ropes & Gray LLP, where she specialized in private equity transactions, public company mergers and acquisitions, and securities law compliance. Ms. Wolkon holds an A.B. in Economics from Princeton University, an M.B.A. from the Johnson Graduate School of Management at Cornell University and a J.D. from Cornell Law School.

Number and Terms of Office of Officers and Directors

Our Board consists of six directors. Our Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Henry A. McKinnell and Paul M. Montrone, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Kent R. Weldon and Michael A. Bell, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Scott M. Sperling and Gary L. Gottlieb, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our Business Combination.

Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the board of directors, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other officers as may be determined by the Board.

Committees of the Board of Directors

Our Board has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Our Board has established an audit committee of the Board. Audit committee members include Gary L. Gottlieb, Henry A. McKinnell and Paul M. Montrone. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, one of whom must be independent upon the listing of our common stock, a majority of whom must be independent within 90 days of listing and each of whom must be independent within one year of listing. Messrs. Gottlieb, McKinnell and Montrone qualify as independent directors under applicable rules.

Each member of the audit committee is financially literate and our Board has determined that Mr. Montrone qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

• the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

• pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

• reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

• setting clear hiring policies for employees or former employees of the independent auditors;

• setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

• obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

• reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

• reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our Board has established a compensation committee of the Board. Compensation committee members include Scott M. Sperling, Michael A. Bell and Henry A. McKinnell. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, a majority of whom must be independent within 90 days of listing and each of whom must be independent within one year of listing. Messrs. Bell and McKinnell are independent.

We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

• reviewing and approving on an annual basis the corporate goals and objectives relevant to our President’s compensation, evaluating our President’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President based on such evaluation;

• reviewing and approving the compensation of all of our other officers;

• reviewing our executive compensation policies and plans;

• implementing and administering our incentive compensation equity-based remuneration plans;

• assisting management in complying with our proxy statement and annual report disclosure requirements;

• approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

• if required, producing a report on executive compensation to be included in our annual proxy statement; and

• reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $10,000 per month administrative fee payable to an affiliate of our Sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the Board. The Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees that complies with the rules and regulations of the NASDAQ. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. We have previously filed copies of our form Code of Ethics, our form of Audit Committee Charter and our form of Compensation Committee Charter as exhibits to our registration statement in connection with our IPO. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 100 Federal Street, 35th Floor, Boston, Massachusetts 02110 or by telephone at (617) 227-1050. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

THL manages several funds, accounts, co-investment vehicles and other entities, and in the future may manage additional investment vehicles. Funds, accounts, co-investment vehicles or other entities managed by affiliates of THL may compete with us for acquisition opportunities. If these funds, accounts, co-investment vehicles or other entities decide to pursue any such opportunity, we will be precluded from procuring such opportunities. Specifically, investment ideas or opportunities generated by or presented to THL may be suitable for both us and for a current or future THL fund, account or other investment vehicle and, if so, such investment idea or opportunity will first be offered to any such THL fund, account or other investment vehicle (including their related co-investors, if any). Only if such THL fund, account or other investment vehicle does not pursue such investment idea or opportunity will such investment idea or opportunity be offered to us. Neither THL nor members of our management team who are also employed by or otherwise have a relationship with THL have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, unless presented to such member solely in his or her capacity as one of our officers. THL and/or our management, in their capacities as officers, managing directors or advisors of THL or in their other endeavors, may be required or may choose to present potential business combinations to third parties (in addition to any current or future THL fund, account or other investment vehicle (including their related co-investors, if any)) before they present such opportunities to us.

Notwithstanding the foregoing, we may, at our option, pursue an AJA opportunity with one or more parties affiliated with THL, including without limitation, officers and partners of THL, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of THL and/or investors in funds, accounts, co-investment vehicles and other entities managed by affiliates of THL. Any such party may co-invest with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such party, including without limitation pursuant to forward purchase agreements we may enter into.

Certain of our officers and directors have fiduciary and contractual duties to other entities, including without limitation, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of THL and to certain companies in which THL or such entities have invested. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer.

Our Sponsor, executive officers and directors may become involved with subsequent blank check companies similar to us. Potential investors should also be aware of the following other potential conflicts of interest:

• None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

• In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

• Our Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares and any public shares held by them in connection with the consummation of our Business Combination, (ii) to waive their redemption rights with respect to their Founder Shares and public shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated our Business Combination within 24 months after the IPO Closing Date and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to consummate our Business Combination within 24 months after the IPO Closing Date. If we do not complete our Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable or saleable by our Sponsor until the earlier of (1) one year after the completion of our Business Combination or (2) subsequent to our Business Combination, (x) if the last sale price of our Class A

Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Business Combination, or (y) the date on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A Common Stock underlying such Warrants, will not be transferable, assignable or saleable by our Sponsor or its permitted transferees until 30 days after the completion of our Business Combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and Warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

• Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

• Our Sponsor, officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our Sponsor or an affiliate of our Sponsor or certain of our officers to finance transaction costs in connection with an intended Business Combination. Up to $2,000,000 of such loans may be convertible into Warrants, at a price of $1.00 per Warrant at the option of the lender, to purchase 2,000,000 shares of Class A Common Stock. Such Warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

• the corporation could financially undertake the opportunity;

• the opportunity is within the corporation’s line of business; and

• it would not be fair to our Company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such a Business Combination is fair to us from a financial point of view.

In the event that we submit our Business Combination to our public stockholders for a vote, our Sponsor, officers and directors have agreed to vote their Founder Shares and their public shares, if any, in favor of our Business Combination and have also agreed to vote any public shares purchased during or after our IPO in favor of our Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended.

In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of director’s and officer’s liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11.  EXECUTIVE COMPENSATION

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on July 24, 2017, we have agreed to pay monthly recurring expenses of $10,000 to an affiliate of our Sponsor for office space, utilities, secretarial support and administrative services. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. Other than the described fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of a Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after a Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of a Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 16, 2018 with respect to the beneficial ownership of our Common Stock held by:

• each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

• each of our executive officers and directors that beneficially owns shares of our Common Stock; and

• all executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants, as they are not exercisable within 60 days of March 16, 2018.

Number and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Shares of Outstanding Common Stock
FS Sponsor LLC (3)	11,400,000	19.8%
Scott M. Sperling (3)	11,400,000	19.8%
Kent R. Weldon (3)	11,400,000	19.8%
Alyeska Investment Group, L.P. (4)	3,100,002	6.7%
Governors Lane LP (5)	2,500,000	5.4%
Glazer Capital LLC (6)	2,444,208	5.3%
Davidson Kempner Capital Management LP (7)	2,400,000	5.2%
Michael A. Bell	25,000	*
Gary L. Gottlieb	25,000	*
Henry A. McKinnell	25,000	*
Paul M. Montrone	25,000	*
Art G. McAleer	—	*
Charles P. Holden	—	*
Shari H. Wolkon	—	*
All directors and executive officers as a group (9 individuals)	11,500,000	20.0%

* Less than one percent.

(1)              This table is based on 46,000,000 shares of Common Stock outstanding as of March 16, 2018. Except as designated in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is c/o Federal Street Acquisition Corp., 100 Federal Street, 35th Floor, Boston, Massachusetts 02110.

(2)              This table does not reflect record or beneficial ownership of the 14,950,000 Private Placement Warrants as they are not exercisable within 60 days of March 16, 2018.

(3)              Represents shares of Class F Common Stock which are automatically convertible into shares of Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment. Percentage ownership assumes all shares are converted to Common Stock. Voting and investment determinations with respect to the securities held by FS Sponsor LLC are made by a management committee consisting of Todd M. Abbrecht, Anthony J. DiNovi, Thomas M. Hagerty, Soren L. Oberg, Scott M. Sperling and Kent R. Weldon. Each member of such management committee may be deemed to share beneficial ownership of the securities held by our

Sponsor. Each of them disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. The address of FS Sponsor LLC is 100 Federal Street, 35th Floor, Boston, MA 02110.

(4)              According to the Schedule 13G filed on February 14, 2018. The business address of Alyeska Investment Group, L.P.  and the other reporting persons is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601. Each of Alyeska Investment Group, L.P. and the Schedule 13G’s other reporting persons report shared voting and investment power.

(5)              According to the Schedule 13G filed on January 30, 2018. The business address of Governors Lane LP is 510 Madison Avenue, 11th Floor, New York, NY 10022. Each of Governors Lane LP and the Schedule 13G’s other reporting persons report shared voting and investment power.

(6)              According to the Schedule 13G filed on February 14, 2018. The business address of Glazer Capital, LLC and the other reporting person is 250 West 55th Street, Suite 30A, New York, NY 10019. Each of Glazer Capital, LLC and the Schedule 13G’s other reporting person report shared voting and investment power.

(7)              According to the Schedule 13G filed on February 12, 2018. The business address of by Davidson Kempner Capital Management LP and the other reporting persons is 520 Madison Avenue, 30th Floor, New York, NY 10022. Each of Davidson Kempner Capital Management LP and the Schedule 13G’s other reporting persons report shared voting and investment power.

Our Initial Stockholders beneficially own 20% of our issued and outstanding shares of our Common Stock. Because of this ownership block, our Initial Stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

On April 4, 2017, our Sponsor purchased an aggregate of 10,062,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In June 2017, we effected a stock dividend with respect to our Class F Common Stock of 1,437,500 shares thereof, resulting in our Initial Stockholders holding an aggregate of 11,500,000 Founder Shares. Subsequently, our Sponsor transferred 25,000 Founder Shares to each of our independent directors.

On the IPO Closing Date, we consummated our IPO of 46,000,000 Units (which included the purchase of 6,000,000 Units subject to the underwriter’s over-allotment option) at a price of $10.00 per Unit, generating gross proceeds of $460,000,000 before underwriting discounts and expenses. On the IPO Closing Date, we completed the private sale of the Private Placement Warrants.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independent” below for additional information regarding our relationships with our promoters.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On April 4, 2017, our Sponsor purchased 10,062,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In June 2017, we effected a stock dividend with respect to our Class F Common Stock of 1,437,500 shares thereof, resulting in our initial stockholders holding an aggregate of 11,500,000 Founder Shares. Subsequently, our Sponsor transferred an aggregate of 25,000 Founder Shares to each of our independent directors.

The Founder Shares are identical to shares of our Class A Common Stock included in the Units sold in the IPO except that the Founder Shares are subject to certain transfer restrictions and are automatically convertible into shares of our Common Stock at the time of a Business Combination on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in our amended and restated certificate of incorporation.

The Initial Shareholders have agreed not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after a Business Combination, or (y) the date we complete a liquidation, merger, stock exchange or similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Founder Shares Lock-Up Period”).

Private Placement Warrants

On the IPO Closing Date, our Sponsor purchased 14,950,000 Private Placement Warrants at a price of $1.00 per warrant, or $14,950,000. Each Private Placement Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share of Class A Common Stock. The Private Placement Warrants may not be redeemed by us so long as they are held by our Sponsor or its permitted transferees. If any Private Placement Warrants are transferred to holders other than our Sponsor or its permitted transferees, such Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants included in the Units sold in the IPO. Our Sponsor and its permitted transferees have the option to exercise the Private Placement Warrants on a cashless basis.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any Private Placement Warrants and the Class A Common Stock underlying such Private Placement Warrants until 30 days after the completion of our Business Combination (such period, together with the Founder Shares Lock-Up Period, the “Lock-Up Periods”).

If we do not complete a Business Combination within 24 months after the IPO Closing Date, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Class A Common Stock, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less up to $750,000 of interest previously released per year for working capital purposes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

Registration Rights

Holders of the Founder Shares, Private Placement Warrants (and their underlying securities) and any Warrants issued upon conversion of working capital loans (and their underlying securities), if any, have registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to three demands; excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to the completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

Our Sponsor loaned us an aggregate of $250,000 by the issuance of an unsecured promissory note to cover expenses related to the IPO. The loan was non-interest bearing, unsecured and due on the earlier of September 30, 2017 or the completion of the IPO. The loan was repaid in full upon the completion of our IPO.

Other then as described above, no compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per Warrant at the option of the lender, to purchase 2,000,000 shares of Class A common stock. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our Business Combination, members of our management team who remain with us may be paid consulting or management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Administrative Services Agreement

On July 24, 2017, we entered into an agreement to pay monthly recurring expenses to an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. The agreement terminates upon the earlier of the completion of a Business Combination or our liquidation.

Director Independence

NASDAQ listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than one of our officers or employees or an officer or employee of one of our subsidiaries or any other individual having a relationship which in the opinion of our Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Messrs. Bell, Gottlieb, McKinnell and Montrone are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 21, 2017 (inception) through December 31, 2017 totaled $82,915. The above amounts include interim procedures, audit fees and consents issued for registration statements and comfort letters.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from March 21, 2017 (inception) through December 31, 2017.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from March 21, 2017 (inception) through December 31, 2017.

All Other Fees. We did not pay Marcum for other services for the period from March 21, 2017 (inception) through December 31, 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements:

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2017).

3.2	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S-1 filed by the Registrant on June 21, 2017).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S-1 filed by the Registrant on June 21, 2017).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S-1 filed by the Registrant on June 21, 2017).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S-1 filed by the Registrant on June 21, 2017).

4.4

Warrant Agreement, dated July 18, 2017, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017).

10.1	Promissory Note, dated March 24, 2017, issued to FS Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Form S-1 filed by the Registrant on June 21, 2017).

10.2

Investment Management Trust Agreement, dated July 18, 2017, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017).

10.3

Registration Rights Agreement, dated July 18, 2017, among the Company, FS Sponsor LLC and certain other security holders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017).

10.4

Sponsor Warrants Purchase Agreement effective as of July 18, 2017, between the Registrant and FS Sponsor LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017).

10.5

Administrative Services Agreement, dated July 18, 2017, between the Company and FS Sponsor LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2017).

10.6

Letter Agreement, dated July 18, 2017, among the Company, its officers and directors and FS Sponsor LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017).

10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 filed with the Form S-1 filed by the Registrant on June 21, 2017).

10.8

Securities Subscription Agreement, dated April 4, 2017, between the Registrant and FS Sponsor LLC (incorporated by reference to Exhibit 10.5 filed with the Form S-1 filed by the Registrant on June 21, 2017).

24.1*	Power of Attorney (included on the signature pages herein).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL STREET ACQUISITION CORP.

Date: March 23, 2018	By:	/s/ Arthur G. McAleer
	Name:	Arthur G. McAleer
	Title:	President

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Street Acquisition Corp.

Date: March 23, 2018	By:	/s/ Charles P. Holden
Charles P. Holden
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott M. Sperling and Charles P. Holden and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Arthur G. McAleer	President	March 23, 2018
Arthur G. McAleer	(Principal Executive Officer)

/s/ Charles P. Holden	Chief Financial Officer	March 23, 2018
Charles P. Holden	(Principal Financial and Accounting Officer)

/s/ Scott M. Sperling	Director and Executive Chairman	March 23, 2018
Scott M. Sperling

/s/ Kent R. Weldon	Director and Vice Chairman	March 23, 2018
Kent R. Weldon

/s/ Michael A. Bell	Director	March 23, 2018
Michael A. Bell

/s/ Gary L. Gottlieb	Director	March 23, 2018
Gary L. Gottlieb

/s/ Henry A. McKinnell	Director	March 23, 2018
Henry A. McKinnell

/s/ Paul M. Montrone	Director	March 23, 2018
Paul M. Montrone