Form 10-Q
period 2018-03-31
Federal Street Acquisition Corp.
filed 2018-05-14
CIK 1701821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, there were 46,000,000 shares of the Company’s Class A common stock, par value $0.0001, and 11,500,000 shares of the Company’s Class F common stock, par value $0.0001, issued and outstanding.

FEDERAL STREET ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED BALANCE SHEET

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$5,008,088	$4,440,816
Prepaid expenses and other current assets	229,282	274,289
Total Current Assets	5,237,370	4,715,105

Deferred tax asset	11,437	4,671
Marketable securities held in Trust Account	462,120,025	461,549,163
Total Assets	$467,368,832	$466,268,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,032,970	$186,126
Income taxes payable	18,243	—
Total Current Liabilities	1,051,213	186,126

Deferred underwriting fees	16,100,000	16,100,000
Total Liabilities	17,151,213	16,286,126

Commitments (Note 6)

Common stock subject to possible redemption, 44,325,276 and 44,348,925 shares at redemption value at March 31, 2018 and December 31, 2017, respectively	445,217,618	444,982,812

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 1,674,724 and 1,651,075 shares issued and outstanding (excluding 44,325,276 and 44,348,925 shares subject to possible redemption) at March 31, 2018 and December 31, 2017, respectively	167	165
Class F Common stock, $0.0001 par value; 20,000,000 shares authorized; 11,500,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	1,150	1,150
Additional paid-in capital	3,623,235	3,858,043
Retained earnings	1,375,449	1,140,643
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$467,368,832	$466,268,939

The accompanying notes are an integral part of the unaudited condensed financial statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Operating costs	$1,168,250
Loss from operations	(1,168,250)

Other income:
Interest income	1,509,843
Unrealized loss on marketable securities held in Trust Account	(32,219)
Other income, net	1,477,624

Income before provision for income taxes	309,374
Provision for income taxes	(74,568)
Net income	$234,806

Weighted average shares outstanding, basic and diluted (1)	13,151,075

Basic and diluted net income per common share (2)	$(0.03)

(1)                     Excludes an aggregate of 44,325,276 shares subject to redemption at March 31, 2018.

(2)                     Net per common share - basic and diluted excludes interest income attributable to common stock subject to redemption of $623,156 for the three months ended March 31, 2018

The accompanying notes are an integral part of the unaudited condensed financial statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$234,806
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,509,843)
Unrealized loss on marketable securities held in Trust Account	32,219
Deferred tax	(6,766)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	45,007
Accounts payable and accrued expenses	846,844
Income taxes payable	18,243
Net cash used in operating activities	(339,490)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	906,762
Net cash used in investing activities	906,762

Net Change in Cash and Cash Equivalents	567,272
Cash and cash equivalents — Beginning	4,440,816
Cash and cash equivalents — Ending	$5,008,088

Non-Cash investing and financing activities:
Change in value of common stock subject to redemption	$234,806

The accompanying notes are an integral part of the unaudited condensed financial statements.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

At March 31, 2018, the Company had not yet commenced any operations. All activity through March 31, 2018 relates to the Company’s formation, the preparation of its initial public offering (“Initial Public Offering”) described below, and the identification and evaluation of prospective candidates for a Business Combination.

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

Transaction costs amounted to $26,132,830, consisting of $9,200,000 of underwriting fees, $16,100,000 of deferred underwriting fees (see Note 6) and $832,830 of Initial Public Offering costs. At March 31, 2018, $5,008,088 of cash was held outside of the Trust Account and was available for working capital purposes.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes or to pay its franchise and income tax obligations). The per-share amount to be distributed to the stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 6). The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate”), conduct the

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 23, 2018, which contains the audited financial statements and notes thereto as of and for the year ended December 31, 2017. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

The Company had no activity for the period from March 21, 2017 (inception) through March 31, 2017. Accordingly, the condensed statement of operations and condensed statement of cash flow for the period from March 21, 2017 (inception) through March 31, 2017 are not presented.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents consist of money market accounts. As of March 31, 2018, cash equivalents amounted to $4,000,000. The Company did not have any cash equivalents as of December 31, 2017.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Marketable securities held in Trust Account

At March 31, 2018, the assets held in the Trust Account were held in U.S. Treasury Bills. During the three months ended March 31, 2018, the company withdrew $906,762 of interest income to pay for its franchise taxes and for working capital purposes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2018 and December 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 37,950,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Reconciliation of Net Loss per Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Three Months Ended March 31, 2018
Net income	$234,806
Less: Income attributable to shares subject to redemption	(623,156)
Adjusted net loss	(388,350)

Weighted average shares outstanding, basic and diluted	13,151,075

Basic and diluted net loss per common share	$(0.03)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing from the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three months ended March 31, 2018, the Company paid $30,000 in fees for these services.

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 1,674,724 and 1,651,075 shares of Class A common stock issued and outstanding (excluding 44,325,276 and 44,348,925 shares of common stock subject to possible redemption), respectively.

Class F Common Stock — The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. At March 31, 2018 and December 31, 2017, there were 11,500,000 shares of Class F common stock issued and outstanding.

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

Warrants — Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$462,120,025	$461,549,163

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2018 were organizational activities and those necessary to complete our Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months March 31, 2018, we had net income of $234,806, which consists of interest income on marketable securities held in the Trust Account of $1,509,843, offset by operating costs of $1,168,250, an unrealized loss on marketable securities held in our Trust Account of $32,219, and a provision for income taxes of $74,568.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from the Sponsor.

On July 24, 2017, we consummated the Initial Public Offering of 46,000,000 Units, generating gross proceeds of $460,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 14,950,000 Private Placement Warrants to our Sponsor at a price of $1.00 per warrant, generating gross proceeds of $14,950,000.

Following the Initial Public Offering, a total of $460,000,000 was placed in the Trust Account. We incurred $26,132,830 in Initial Public Offering related costs, including $9,200,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $832,830 of other costs.

As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $462,120,025 (including approximately $2,120,000 of interest income, net of unrealized losses on marketable securities) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $750,000 per year can be released for working capital purposes and up to $100,000 can be used for dissolution expenses. Through March 31, 2018, we withdrew $1,610,341 from the interest earned on the Trust Account to pay our franchise and income tax obligations and for working capital purposes.

For the three months ended March 31, 2018, cash used in operating activities was $339,490. Net income of $234,806 was impacted by interest earned on marketable securities held in the Trust Account of $1,509,843, a deferred tax provision of $6,766 and an unrealized loss on marketable securities held in our Trust Account of $32,219. Changes in operating assets and liabilities provided $910,094 of cash from operating activities.

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

As of March 31, 2018, we had cash of $5,008,088 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2018. We did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our Initial Public Offering held in the Trust Account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2017 filed with the SEC on March 23, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Quarterly Report filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

FEDERAL STREET ACQUISITION CORP.

Date: May 14, 2018	By:	/s/ Arthur G. McAleer
	Name:	Arthur G. McAleer
	Title:	President