Form 10-Q
period 2018-06-30
Federal Street Acquisition Corp.
filed 2018-08-14
CIK 1701821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 46,000,000 shares of the Company’s Class A common stock, par value $0.0001, and 11,500,000 shares of the Company’s Class F common stock, par value $0.0001, issued and outstanding.

FEDERAL STREET ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,389,688	$4,440,816
Prepaid expenses and other current assets	173,917	274,289
Total Current Assets	4,563,605	4,715,105

Deferred tax asset	753,629	4,671
Marketable securities held in Trust Account	464,138,429	461,549,163
Total Assets	$469,455,663	$466,268,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,465,482	$186,126
Income taxes payable	552,418	—
Total Current Liabilities	4,017,900	186,126

Deferred underwriting fees	16,100,000	16,100,000
Total Liabilities	20,117,900	16,286,126

Commitments (Note 4)

Common stock subject to possible redemption, 44,093,614 and 44,348,925 shares at redemption value at June 30, 2018 and December 31, 2017, respectively	444,337,762	444,982,812

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 1,906,386 and 1,651,075 shares issued and outstanding (excluding 44,093,614 and 44,348,925 shares subject to possible redemption) at June 30, 2018 and December 31, 2017, respectively	191	165
Class F Common stock, $0.0001 par value; 20,000,000 shares authorized; 11,500,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	1,150	1,150
Additional paid-in capital	4,503,067	3,858,043
Retained earnings	495,593	1,140,643
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$469,455,663	$466,268,939

The accompanying notes are an integral part of the unaudited condensed financial statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from March 21, 2017 (inception) through June 30,
	2018	2017	2018	2017

Operating costs	$3,169,211	$1,686	$4,337,461	$1,686
Loss from operations	(3,169,211)	(1,686)	(4,337,461)	(1,686)

Other income:
Interest income	1,959,691	—	3,469,534	—
Unrealized gain on marketable securities held in Trust Account	121,647	—	89,428	—
Other income, net	2,081,338	—	3,558,962	—

Loss before provision for income taxes	(1,087,873)	(1,686)	(778,499)	(1,686)
Benefit for income taxes	208,017	—	133,449	—
Net Loss	$(879,856)	$(1,686)	$(645,050)	$(1,686)

Weighted average shares outstanding, basic and diluted (1)	13,174,724	10,000,000	13,162,965	10,000,000

Basic and diluted net loss per common share (2)	$(0.12)	$(0.00)	$(0.21)	$(0.00)

(1)                    June 30, 2018 excludes an aggregate of 44,093,614 shares subject to redemption and June 30, 2017 excludes 1,500,000 shares held by the initial stockholder that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.

(2)                    Net loss per common share — basic and diluted excludes interest income attributable to common stock subject to redemption of $710,903 and $2,127,353 for the three and six months ended June 30, 2018, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2018	For the Period from March 21, 2017 (inception) through June 30, 2017

Cash Flows from Operating Activities:
Net loss	$(645,050)	$(1,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,469,534)	—
Unrealized gain on marketable securities held in Trust Account	(89,428)	—
Deferred tax	(748,958)	—
Changes in operating assets and liabilities:
Prepaid expenses	100,372	—
Accounts payable and accrued expenses	3,279,356	1,686
Income taxes payable	552,418	—
Net cash used in operating activities	(1,020,824)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	969,696	—
Net cash provided by investing activities	969,696	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholder	—	25,000
Proceeds from promissory note - related party	—	150,000
Payment of offering costs	—	(152,814)
Net cash provided by financing activities	—	22,186

Net Change in Cash and Cash Equivalents	(51,128)	22,186
Cash and Cash Equivalents — Beginning	4,440,816	—
Cash and Cash Equivalents — Ending	$4,389,688	$22,186

Non-Cash investing and financing activities:
Change in value of common stock subject to redemption	$645,050	$—
Offering costs included in accrued offering costs	$—	$115,314

The accompanying notes are an integral part of the unaudited condensed financial statements.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

All activity through June 30, 2018 relates to the Company’s formation, the consummation of its initial public offering of 46,000,000 units (the “Initial Public Offering”), the sale of 14,950,000 warrants (the “Private Placement Warrants”) in a private placement to the Company’s sponsor FS Sponsor LLC, an affiliate of Thomas H. Lee Partners (the “Sponsor”) and the identification and evaluation of prospective candidates for a Business Combination.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 23, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents consist of money market accounts. As of June 30, 2018, cash equivalents amounted to $4,014,094. The Company did not have any cash equivalents as of December 31, 2017.

Marketable securities held in Trust Account

At June 30, 2018, the assets held in the trust account (the “Trust Account”) were substantially held in U.S. Treasury Bills. During the six months ended June 30, 2018, the Company withdrew $969,696 of interest income to pay for its franchise taxes and for working capital purposes.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Weighted average shares at June 30, 2017 were reduced for the effect of an aggregate of 1,500,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. Shares of common stock subject to possible redemption at June 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 37,950,000 shares of Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of Net Loss per Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from March 21, 2017 (inception) through June 30,
	2018	2017	2018	2017

Net loss	$(879,856)	$(1,686)	$(645,050)	$(1,686)
Less: Income attributable to ordinary shares subject to redemption	(710,903)	—	(2,127,353)	—
Adjusted net loss	$(1,590,759)	$(1,686)	$(2,772,403)	$(1,686)

Weighted average shares outstanding, basic and diluted	13,174,724	10,000,000	13,162,965	10,000,000

Basic and diluted net loss per common share	$(0.12)	$(0.00)	$(0.21)	$(0.00)

3. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

The Company entered into an agreement whereby, commencing from the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and six months ended June 30, 2018, the Company incurred $30,000 and $60,000 in fees for these services.

4. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on July 18, 2017, the holders of the shares of Class F common stock (the “Founder Shares”), the Private Placement Warrants (and their underlying securities) and any warrants that may be issued upon conversion of any working capital loans (and their underlying securities) are entitled to registration rights. The holders of a majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $16,100,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

5. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 1,906,386 and 1,651,075 shares of Class  A common stock issued and outstanding (excluding 44,093,614 and 44,348,925 shares of common stock subject to possible redemption), respectively.

Class F Common Stock — The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. At June 30, 2018 and December 31, 2017, there were 11,500,000 shares of Class F common stock issued and outstanding.

6. FAIR VALUE MEASUREMENTS

The Company follows the guidance in Accounting Standards Codification (“ASC”) 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$464,138,429	$461,549,163

7. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, Company did not identify any additional subsequent events that would have required adjustment or disclosure in the financial statements.

On August 13, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to effect an initial business combination, by and among the Company, Agiliti, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Agiliti”), its subsidiaries (as defined in the Merger Agreement), UHS Holdco, Inc., a Delaware corporation (“UHS”), IPC/UHS Co-Investment Partners, L.P., a Delaware limited partnership, solely in its capacity as a Majority Stockholder, and IPC/UHS, L.P., a Delaware limited partnership, solely in its capacity as a Majority Stockholder and the Stockholders’ Representative (together with IPC/UHS Co-Investment Partners, L.P., the “Majority Stockholders”).

Pursuant to the Merger Agreement, a business combination between the Company and UHS (the “UHS Business Combination”) will be effected through a series of mergers (the “Mergers”) and certain contributions. As a result of the Mergers and the contributions, the Company will become a wholly-owned subsidiary of Agiliti, UHS will become a wholly-owned subsidiary of the Company, and Agiliti will become a publicly traded company.

The aggregate purchase price for the UHS Business Combination and related transactions implies an initial enterprise value for the combined company of approximately $1.74 billion.  The consideration to be paid to holders of equity interests in UHS will be approximately $1.58 billion, subject to certain adjustments contained in the Merger Agreement, including reduction for indebtedness and certain transaction expenses and subject to a working capital adjustment.  The purchase price will be paid in a combination of stock and cash consideration. The stock consideration will consist of a number of newly issued shares of Agiliti’s common stock to be distributed to equity holders of UHS approximately equal to $335.0 million divided by $10.00. The amount of stock consideration may be decreased (and cash consideration increased) to the extent of cash available following cash payments required by the Merger Agreement, including payments to any Company public stockholders electing redemption of their Class A common stock. The remainder of the merger consideration will be paid in cash.

The Merger Agreement contains representations and warranties of the parties thereto with respect to, among other things, (a) entity organization, formation and authority, (b) authorization to enter into the Merger Agreement, (c) capital structure, (d) consents and approvals, (e) financial statements, (f) liabilities, (g) real estate, (h) litigation, (i) material contracts, (j) taxes, (k) title to assets, (l) absence of changes, (m) environmental matters, (n) employee matters, (o) licenses and permits, (p) compliance with laws, and (q) regulatory matters.

On August 13, 2018, concurrently with the entry into the Merger Agreement, the Company and Agiliti entered into subscription agreements with certain institutional investors and with THL Agiliti LLC (“THL Agiliti”) (an affiliate of the Sponsor), pursuant to which the investors have agreed to purchase in the aggregate $250.0 million in shares of Class A common stock of the Company at a purchase price of $10.00 per share on a private placement basis (the “Private Placement”).  The shares issued by the Company in the Private Placement will be converted into shares of common stock of Agiliti pursuant to the Mergers.  The proceeds from the Private Placement will be used to partially fund the cash consideration to be paid to UHS’ equityholders at closing.

In connection with the entry into the Merger Agreement, Umpire Cash Merger Sub, a subsidiary of the Company, has received commitments from JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and KeyBank National Association to provide debt financing for senior secured credit facilities comprised of a $660.0 million delayed draw first lien term loan facility and a $150.0 million first lien revolving credit facility, and Umpire Cash Merger Sub has entered into customary commitment letters in connection therewith.

Consummation of the UHS Business Combination is subject to customary and other closing conditions, including regulatory approvals, approval by the Company’s stockholders, and that there be a minimum amount of cash available to pay the cash portion of the merger consideration, repay existing indebtedness and make other required cash payments at closing. There is no guarantee that the closing conditions will be met. More information on these conditions will be included in the combined preliminary proxy statement/prospectus that the Company and Agiliti intend to file with the Securities and Exchange Commission.

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

Recent Developments

On August 13, 2018, we entered into the Merger Agreement to effect an initial business combination, by and among the Company, Agiliti, its subsidiaries, UHS, and the Majority Stockholders.

Pursuant to the Merger Agreement, the UHS Business Combination will be effected through a series of mergers (the “Mergers”) and certain contributions. As a result of the Mergers and the contributions, the Company will become a wholly-owned subsidiary of Agiliti, UHS will become a wholly-owned subsidiary of the Company, and Agiliti will become a publicly traded company.

The aggregate purchase price for the UHS Business Combination and related transactions implies an initial enterprise value for the combined company of approximately $1.74 billion.  The consideration to be paid to holders of equity interests in UHS will be approximately $1.58 billion, subject to certain adjustments contained in the Merger Agreement, including reduction for indebtedness and certain transaction expenses and subject to a working capital adjustment.  The purchase price will be paid in a combination of stock and cash consideration. The stock consideration will consist of a number of newly issued shares of Agiliti’s common stock to be distributed to equity holders of UHS approximately equal to $335.0 million divided by $10.00. The amount of stock consideration may be decreased (and cash consideration increased) to the extent of cash available following cash payments required by the Merger Agreement, including payments to any Company public stockholders electing redemption of their Class A common stock. The remainder of the merger consideration will be paid in cash.

The Merger Agreement contains representations and warranties of the parties thereto with respect to, among other things, (a) entity organization, formation and authority, (b) authorization to enter into the Merger Agreement, (c) capital structure, (d) consents and approvals, (e) financial statements, (f) liabilities, (g) real estate, (h) litigation, (i) material contracts, (j) taxes, (k) title to assets, (l) absence of changes, (m) environmental matters, (n) employee matters, (o) licenses and permits, (p) compliance with laws, and (q) regulatory matters.

On August 13, 2018, concurrently with the entry into the Merger Agreement, the Company and Agiliti entered into subscription agreements with certain institutional investors and with THL Agiliti, pursuant to which the investors have agreed to purchase in the aggregate $250.0 million in shares of Class A common stock of the Company at a purchase price of $10.00 per share on a private placement basis (the “Private Placement”).  The shares issued by the Company in the Private Placement will be converted into shares of common stock of Agiliti pursuant to the Mergers.  The proceeds from the Private Placement will be used to partially fund the cash consideration to be paid to UHS’ equityholders at closing.

In connection with the entry into the Merger Agreement, Umpire Cash Merger Sub, a subsidiary of the Company, has received commitments from JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and KeyBank National Association to provide debt financing for senior secured credit facilities comprised of a $660.0 million delayed draw first lien term loan facility and a $150.0 million first lien revolving credit facility, and Umpire Cash Merger Sub has entered into customary commitment letters in connection therewith.

Consummation of the UHS Business Combination is subject to customary and other closing conditions, including regulatory approvals, approval by the Company’s stockholders, and that there be a minimum amount of cash available to pay the cash portion of the merger consideration, repay existing indebtedness and make other required cash payments at closing. There is no guarantee that the closing conditions will be met. More information on these conditions will be included in the combined preliminary proxy statement/prospectus that the Company and Agiliti intend to file with the Securities and Exchange Commission.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2018 were organizational activities and those necessary to complete our Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2018, we had a net loss of $879,856 and $645,050, which consists of target identification expenses and operating costs of $3,169,211 and $4,337,461, offset by interest income on marketable securities held in the Trust Account of $1,959,691 and $3,469,534, an unrealized gain on marketable securities held in our Trust Account of $121,647 and $89,428 and a benefit for income taxes of $208,017 and $133,449, respectively.

For the three months ended June 30, 2017 and for the period from March 21, 2017 (inception) through June 30, 2017, we had a net loss of $1,686, which consists of operating and formation costs.

Liquidity and Capital Resources

As of June 30, 2018, we had marketable securities held in the Trust Account of $464,138,429 (including approximately $4,138,000 of interest income and unrealized gains on marketable securities) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $750,000 per year can be released for working capital purposes and up to $100,000 can be used for dissolution expenses. Through June 30, 2018, we withdrew $1,673,275 from the interest earned on the Trust Account to pay our franchise and income tax obligations and for working capital purposes.

For the six months ended June 30, 2018, cash used in operating activities was $1,020,824, which was comprised of a net loss of $645,050, interest earned on marketable securities held in the Trust Account of $3,469,534, a deferred tax benefit of $748,958 and an unrealized gain on marketable securities held in our Trust Account of $89,428. Changes in operating assets and liabilities provided $3,932,146 of cash from operating activities.

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

As of June 30, 2018, we had cash of $4,389,688 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2018. We did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

FEDERAL STREET ACQUISITION CORP.

Date: August 14, 2018	By:	/s/ Arthur G. McAleer
	Name:	Arthur G. McAleer
	Title:	President