Form 10-Q
period 2018-09-30
Federal Street Acquisition Corp.
filed 2018-11-08
CIK 1701821

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, there were 46,000,000 shares of the Company’s Class A common stock, par value $0.0001, and 11,500,000 shares of the Company’s Class F common stock, par value $0.0001, issued and outstanding.

FEDERAL STREET ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,189,429	$4,440,816
Prepaid expenses and other current assets	122,918	274,289
Total Current Assets	3,312,347	4,715,105

Deferred taxes	1,721,534	4,671
Marketable securities held in Trust Account	466,238,280	461,549,163
Total Assets	$471,272,161	$466,268,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$9,161,488	$186,126
Income taxes payable	525,648	—
Total Current Liabilities	9,687,136	186,126

Deferred underwriting fees	16,100,000	16,100,000
Total Liabilities	25,787,136	16,286,126

Commitments (Note 5)

Common stock subject to possible redemption, 43,513,414 and 44,348,925 shares at redemption value at September 30, 2018 and December 31, 2017, respectively	440,485,024	444,982,812

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Class A Common stock, $0.0001 par value; 200,000,000 shares authorized; 2,486,586 and 1,651,075 shares issued and outstanding (excluding 43,513,414 and 44,348,925 shares subject to possible redemption) at September 30, 2018 and December 31, 2017, respectively	249	165
Class F Common stock, $0.0001 par value; 20,000,000 shares authorized; 11,500,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	1,150	1,150
Additional paid-in capital	8,355,747	3,858,043
Retained earnings/(Accumulated deficit)	(3,357,145)	1,140,643
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$471,272,161	$466,268,939

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from March 21, 2017 (inception) through September 30,
	2018	2017	2018	2017

Operating costs	$6,978,857	$145,792	$11,316,318	$147,478
Loss from operations	(6,978,857)	(145,792)	(11,316,318)	(147,478)

Other income:
Interest income	2,232,693	976,806	5,702,227	976,806
Unrealized gain (loss) on marketable securities held in Trust Account	(101,249)	93,019	(11,821)	93,019
Other income, net	2,131,444	1,069,825	5,690,406	1,069,825

Income (loss) before provision for income taxes	(4,847,413)	924,033	(5,625,912)	922,347
(Provision) benefit for income taxes	994,675	(313,598)	1,128,124	(313,598)
Net income (loss)	$(3,852,738)	$610,435	$(4,497,788)	$608,749

Weighted average shares outstanding, basic and diluted (1)	13,406,386	12,303,095	13,244,997	11,190,364

Basic and diluted net income (loss) per common share (2)	$(0.39)	$0.05	$(0.65)	$0.05

(1)                    September 30, 2018 and 2017 excludes an aggregate of 43,513,414 and 44,341,965 shares subject to possible redemption.

(2)                    Net income (loss) per common share — basic and diluted excludes income attributable to common stock subject to possible redemption of $1,314,381 and $4,122,975 for the three and nine months ended September 30, 2018, respectively, and $0 for the three and nine months ended September 30, 2017 (see Note 3).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FEDERAL STREET ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2018	For the Period from March 21, 2017 (inception) through September 30, 2017

Cash Flows from Operating Activities:
Net income (loss)	$(4,497,788)	$608,749
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,702,227)	(976,806)
Unrealized (gain) loss on marketable securities held in Trust Account	11,821	(93,019)
Deferred taxes	(1,716,863)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	151,371	(266,250)
Accounts payable and accrued expenses	8,975,362	45,410
Income taxes payable	525,648	313,598
Net cash used in operating activities	(2,252,676)	(368,318)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	1,001,289	—
Investment of cash in Trust Account	—	(460,000,000)
Net cash provided by (used in) investing activities	1,001,289	(460,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholder	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	450,800,000
Proceeds from sale of Private Placement Warrants	—	14,950,000
Proceeds from promissory note - related party	—	250,000
Repayment of promissory note - related party	—	(250,000)
Payment of offering costs	—	(832,830)
Net cash provided by financing activities	—	464,942,170

Net Change in Cash and Cash Equivalents	(1,251,387)	4,573,852
Cash and Cash Equivalents — Beginning	4,440,816	—
Cash and Cash Equivalents — Ending	$3,189,429	$4,573,852

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$443,840,480
Change in value of common stock subject to possible redemption	$(4,497,788)	$610,438
Deferred underwriting fees	$—	$16,100,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Federal Street Acquisition Corp. (the “Company”), is a blank check company incorporated in Delaware on March 21, 2017. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction, one or more operating businesses (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company is focusing on the healthcare industry.

All activity through September 30, 2018 relates to the Company’s formation, the consummation of its initial public offering that occurred on July 24, 2017 of 46,000,000 units (the “Initial Public Offering”), the sale of 14,950,000 warrants (the “Private Placement Warrants”) in a private placement to the Company’s sponsor, FS Sponsor LLC, an affiliate of Thomas H. Lee Partners (the “Sponsor”), the identification and evaluation of prospective candidates for a Business Combination and activities in connection with the proposed initial business combination with UHS Holdco, Inc., a Delaware corporation (“UHS”), as described in Note 6.

The Company has until July 24, 2019 to consummate a Business Combination.

The Company has four subsidiaries, Agiliti, Inc., a wholly-owned subsidiary of the Company incorporated in Delaware on August 1, 2018 (“Agiliti”), Umpire SPAC Merger Sub, Inc., a wholly-owned subsidiary of Agiliti incorporated in Delaware on August 1, 2018 (“FSAC Merger Sub”), Umpire Equity Merger Sub, Inc., a wholly-owned subsidiary of Agiliti incorporated in Delaware on August 1, 2018 (“Umpire Equity Merger Sub”) and Umpire Cash Merger Sub, Inc., a wholly-owned subsidiary of FSAC Merger Sub incorporated in Delaware on August 1, 2018 (“Umpire Cash Merger Sub”).

2. LIQUIDITY AND GOING CONCERN

As of September 30, 2018, the Company had $3,189,429 in its operating bank accounts, $466,238,280 in securities held in the trust account (“Trust Account”) to be used for a Business Combination or to repurchase or redeem its shares of Class A common stock in connection therewith and a working capital deficit of $5,793,168, which excludes franchise and income taxes payable in the amount of $581,621, of which such amounts will be paid from interest earned on the Trust Account.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

Funds held outside the Trust Account are insufficient for the Company’s working capital needs. The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor and/or the Company’s officers and directors. The Sponsor, an affiliate of the Sponsor and/or the Company’s officers and directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 23, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from the Company’s estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. Cash equivalents consist of money market accounts. As of September 30, 2018, cash equivalents amounted to $2,037,326. The Company did not have any cash equivalents as of December 31, 2017.

Marketable securities held in Trust Account

At September 30, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2018, the Company withdrew $1,001,289 of interest income to pay for its franchise taxes and for working capital purposes.

Net income (loss) per common share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement Warrants (defined in Note 6) to purchase 37,950,000 shares of Class A common stock in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods.

Reconciliation of net income (loss) per share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted net income (loss) per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from March 21, 2017 (inception) through September 30,
	2018	2017	2018	2017

Net income (loss)	$(3,852,738)	$610,435	$(4,497,788)	$608,749
Less: Income attributable to ordinary shares subject to redemption	(1,314,381)	—	(4,122,975)	—
Adjusted net income (loss)	$(5,167,119)	$610,435	$(8,620,763)	$608,749

Weighted average shares outstanding, basic and diluted	13,406,386	12,303,095	13,244,997	11,190,364

Basic and diluted net income (loss) per common share	$(0.39)	$0.05	$(0.65)	$0.05

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

4. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

The Company entered into an agreement whereby, commencing from the effective date of the Initial Public Offering through the earlier of the consummation of a Business Combination and the Company’s liquidation, the Company will pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities and administrative support. For the three and nine months ended September 30, 2018, the Company incurred $30,000 and $90,000 in fees for these services. For the three months ended September 30, 2017 and for the period from March 21, 2017 (inception) through September 30, 2017, the Company incurred $30,000 in fees for these services.

5. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on July 18, 2017, the holders of the shares of Class F common stock (the “Founder Shares”), the Private Placement Warrants (and their underlying common stock) and any warrants that may be issued upon conversion of any working capital loans (and their underlying common stock) are entitled to registration rights. The holders of a majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act of 1933 (the “Securities Act”). However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $16,100,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

6. MERGER AGREEMENT

On August 13, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to effect an initial business combination, with Agiliti, its subsidiaries (as defined in the Merger Agreement), UHS, IPC/UHS Co-Investment Partners, L.P., a Delaware limited partnership, solely in its capacity as a Majority Stockholder, and IPC/UHS, L.P., a Delaware limited partnership, solely in its capacity as a Majority Stockholder and the Stockholders’ Representative (together with IPC/UHS Co-Investment Partners, L.P., the “Majority Stockholders”).

Pursuant to the Merger Agreement and subject to certain closing conditions, a business combination between the Company and UHS (the “UHS Business Combination”) will be effected through a series of mergers (the “Mergers”) and certain contributions. As a result of the Mergers and the contributions, the Company will become a wholly-owned subsidiary of Agiliti, UHS will become a wholly-owned subsidiary of the Company, and Agiliti will become a publicly traded company.

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

In connection with the entry into the Merger Agreement, Umpire Cash Merger Sub has received commitments from JPMorgan Chase Bank, N.A., Citigroup Global Markets Inc., KeyBanc Capital Markets Inc. and KeyBank National Association to provide debt financing for senior secured credit facilities comprised of a $660.0 million delayed draw first lien term loan facility and a $150.0 million first lien revolving credit facility, and Umpire Cash Merger Sub has entered into customary commitment letters in connection therewith.

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

More information about the Business Combination is included in the combined definitive proxy statement/prospectus that the Company and Agiliti filed with the Securities and Exchange Commission and that became effective and was mailed to the Company’s stockholders on October 10, 2018. The definitive proxy statement/prospectus contained the notice of special meeting of stockholders of the Company to vote on and adopt the Merger Agreement and to vote on certain related proposals. The special meeting was scheduled for October 30, 2018. On October 30, 2018, the Company convened and then adjourned the special meeting until November 14, 2018, without conducting any business. There is no guarantee that the Company will be able to hold its special meeting on the adjourned day or at all, or that the conditions to the closing of the UHS Business Combination will be satisfied prior to, or following such meeting.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2018 and December 31, 2017, there were 2,486,586 and 1,651,075 shares of Class A common stock issued and outstanding (excluding 43,513,414 and 44,348,925 shares of common stock subject to possible redemption), respectively.

Class F Common Stock — The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. At September 30, 2018 and December 31, 2017, there were 11,500,000 shares of Class F common stock issued and outstanding.

8. FAIR VALUE MEASUREMENTS

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

FEDERAL STREET ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$466,238,280	$461,549,163

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Federal Street Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to FS Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Pursuant to the Merger Agreement subject to closing conditions, the UHS Business Combination will be effected through a series of mergers (the “Mergers”) and certain contributions. As a result of the Mergers and the contributions, the Company will become a wholly-owned subsidiary of Agiliti, UHS will become a wholly-owned subsidiary of the Company, and Agiliti will become a publicly traded company.

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

More information about the Business Combination is included in the combined definitive proxy statement/prospectus that the Company and Agiliti filed with the Securities and Exchange Commission and that became effective and was mailed to the Company’s stockholders on October 10, 2018. The definitive proxy statement/prospectus contained the notice of special meeting of stockholders of the Company to vote on and adopt the Merger Agreement and to vote on certain related proposals. The special meeting was scheduled for October 30, 2018. On October 30, 2018, the Company convened and then adjourned the special meeting until November 14, 2018, without conducting any business. There is no guarantee that the Company will be able to hold its special meeting on the adjourned day or at all, or that the conditions to the closing of the UHS Business Combination will be satisfied prior to, or following such meeting.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2018 were organizational activities and those necessary to complete our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the proposed UHS Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities and incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2018, we had a net loss of $3,852,738 and $4,497,788, respectively, which consists of target identification expenses and operating costs of $6,978,857 and $11,316,318, respectively, and an unrealized loss on marketable securities held in our Trust Account of $101,249 and $11,821, respectively, offset by interest income on marketable securities held in the Trust Account of $2,232,693 and $5,702,227, respectively, and a benefit for income taxes of $994,675 and $1,128,124, respectively.

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

Liquidity and Capital Resources

As of September 30, 2018, we had marketable securities held in the Trust Account of $466,238,280 (including approximately $6,238,000 of interest income, net of unrealized losses on marketable securities) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $750,000 per year can be released for working capital purposes and up to $100,000 can be used for dissolution expenses. Through September 30, 2018, we withdrew $1,704,868 from the interest earned on the Trust Account to pay our franchise and income tax obligations and for working capital purposes.

For the nine months ended September 30, 2018, cash used in operating activities was $2,252,676, which was comprised of a net loss of $4,497,788, interest earned on marketable securities held in the Trust Account of $5,702,227, a deferred tax benefit of $1,716,863 and an unrealized loss on marketable securities held in our Trust Account of $11,821. Changes in operating assets and liabilities provided $9,652,381 of cash from operating activities.

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

We intend to use substantially all of the net proceeds of the Initial Public Offering deposited in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions), to acquire a target business or businesses and to pay our expenses relating thereto. We may withdraw interest to fund our working capital requirements, subject to an annual limit of $750,000, and/or to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2018, we had $3,189,429 in our operating bank accounts and a working capital deficit of $5,793,168, which excludes franchise and income taxes payable of $581,621, of which such amounts will be paid from interest earned on the Trust Account. Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

Funds held outside the Trust Account are insufficient for our working capital needs. The Company will need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor and/or the Company’s officers and directors. The Sponsor, an affiliate of the Sponsor and/or our officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayments. Up to $2,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender, to purchase 2,000,000 shares of Class A common stock. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our Sponsor, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

As of September 30, 2018, we had $3,189,429 in cash and cash equivalents and a working capital deficit of $6,374,789. We have not generated operating revenues, nor do we expect to generate operating revenues until the consummation of a Business Combination. Funds held outside of the Trust account are insufficient for the Company’s working capital needs. Our Sponsor, an affiliate of our Sponsor and/or certain of our officers and directors are not under any obligation to advance us funds, or to invest in us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a Business Combination, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2018. We did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheet.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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
2.1†+

Agreement and Plan of Merger, dated as of August 13, 2018, by and among Federal Street Acquisition Corp., Agiliti, Inc., Umpire SPAC Merger Sub, Inc., Umpire Equity Merger Sub, Inc., Umpire Cash Merger Sub, Inc., UHS Holdco, Inc., solely in its capacity as a Majority Stockholder, IPC/UHS Co-Investment Partners, L.P. and solely in its capacity as a Majority Stockholder and the Stockholders’ Representative, IPC/UHS, L.P.

10.1+	Voting Agreement, dated as of August 13, 2018, by and between UHS Holdco, Inc. and FS Sponsor, LLC.
10.2+	Voting, Support and Restrictive Covenant Agreement, dated as of August 13, 2018, by and among Federal Street Acquisition Corp. and IPC/UHS Co-Investment Partners, L.P. and IPC/UHS, L.P.
10.3+	Form of Voting, Support and Restrictive Covenant Agreements, dated as of August 13, 2018, by and among Federal Street Acquisition Corp. and members of management of UHS Holdco, Inc.
10.4+	Form of Subscription Agreement, dated as of August 13, 2018, by and between Federal Street Acquisition Corp. and each of the investors party to such agreement.
10.5+	Subscription Agreement, dated as of August 13, 2018, by and between Federal Street Acquisition Corp. and THL Agiliti LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†   Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

+ Incorporated by reference to the registrant’s Current Report on Form 8-K/A filed on August 14, 2018,

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL STREET ACQUISITION CORP.

Date: November 8, 2018	By:	/s/ Arthur G. McAleer
	Name:	Arthur G. McAleer
	Title:	President